Form 10KSB
period 1995-12-31
3D IMAGE TECHNOLOGY INC /GA/
filed 1996-05-24
CIK 847394

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 1995                                   Commission File No. 33-27627


- --------------------------------------------------------------------------------

                           3D IMAGE TECHNOLOGY, INC.
                           -------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                                                        76-0265438
      --------                                                        ----------
(State of incorporation)                                           (IRS Employer
                                                             Identification No.)

5172-G Brook Hollow Parkway, Norcross, Georgia                             30071
- ----------------------------------------------                             -----
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number,                                        (770) 416-8848
including area code:                                              --------------


                    (Former name, former address and former
                   fiscal year, if changed since last report)


          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock (Par Value $.001 Per Share)
                    ----------------------------------------
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES XXXX         NO
                                  ----            ----

       Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Issuer's revenues for its most recent fiscal year: $5,329,933

         Aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $4,157,200 as of May 9, 1996.

19,125,250 Common Shares were outstanding as of December 31, 1995

                      DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one)

                            Yes                  No   X
                                -----               -----

                               TABLE OF CONTENTS

                                                                            Page
                                             PART I

Item 1.          Description of Business                                     1

Item 2.          Description of Property                                     5

Item 3.          Legal Proceedings                                           5

Item 4.          Submission of Matters to a Vote
                 of Security Holders                                         5

                                            PART II

Item 5.          Market for Common Equity
                 and Related Stockholder Matters                             5

Item 6.          Management's Discussion and Analysis
                 or Plan of Operation                                        6

Item 7.          Consolidaated Financial Statements                         10

Item 8.          Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure                                       10

                                            PART III

Item 9.          Directors, Executive Officers, Promoters
                 and Control Persons; Compliance with
                 Section 16(a) of the Exchange Act                          10

Item 10.         Executive Compensation                                     12

Item 11.         Security Ownership and Certain
                 Beneficial Owners and Management                           12

Item 12.         Certain Relationships and Related Transactions             12

Item 13.         Exhibits and Reports on Form 8-K                           12

Item 1.        Description of Business

     A.        Business Development

     3D Image Technology, Inc. ("the Company") was incorporated on December 8, 1988, as American Eagle Investment Corp., under the laws of the State of Delaware.

     Effective January 1, 1994, the Company changed its name to 3D Image Technology, Inc. to reflect the Company's current operations. The Company manufactures and markets three-dimensional photographic products to the amateur consumer photographic markets world-wide, including 3D amateur cameras, printer processors and print material.

     During 1994, the Company began active marketing of the one-time-use "3D Magic" camera in the United States, Japan and Europe, either directly or through distributors. In Japan, the one-time-use technology was licensed by Image Technology Japan, a joint venture company in which Image Technology International, Inc., parent of the Company, has a forty percent interest, to Konica Company and Kodak Japan, Ltd. for manufacture and sale in Japan only. The 3D one-time-use camera began marketing in Japan in 1994 under the Konica and Kodak labels through this license agreement and the Company received print material sales revenues from the Japanese market in 1994 and 1995 as a result.

     During 1995, as in 1994, the Company incurred considerable direct sales expenses, including trade shows in the United States and Europe. The Company continues to expand its U.S. and worldwide distribution channels for the 3D Magic, and now has distribution agreements in place, or under negotiation, in France, the Middle East, Singapore, Thailand, Malaysia, Hong Kong, the Netherlands, Canada and other areas. Total 1995 sales, including sales of print material, totaled in excess of $5,300,000 million, an increase of 33% over 1994 sales of approximately $4,000,000. The primary components of the sales increase were camera sales and related print development revenue increases.

     The Company had a net loss of $1,371,500 for 1995. However, the 1995 loss included charges of $700,000 in additional general and administrative expenses resulting from the write off of uncollectible receivables from affiliates and closing of part of the Hong Kong operations as discussed further in Item 6, Management's Discussion and Analysis.

     The net loss for 1995 and 1994 also included non-cash transactions of $0 and $344,500, respectively, in compensation expenses and consulting fees paid by the issuance of stock and $145,768 and $111,197, respectively, of interest expense accrued on officer loans.

     The Japanese market currently is licensed through Image Technology Japan
(ITJ) , a joint venture in which the parent of the

Company holds a 40 percent interest. The other two venture partners are Noritsu Koki Company, Ltd., the world's largest manufacturer of one-hour printer processors, with 40 percent, and Photo Craft Company, Ltd., the largest commercial photographic laboratory in Japan, with 20 percent. ITJ has licensed the sale of the 3D Magic one-time-use camera in Japan only to Kodak Japan, Ltd. and Konica, which are distributing the one-time-use 3D camera in Japan under their own packaging and trademarks.

     In October 1994, the Company acquired its Netherlands distributor and photofinisher and established 3D Image Europe B.V. in Amsterdam as a wholly-owned subsidiary to act as a central laboratory for the European market. The Company plans to use this location initially for processing of prints from all of Europe.

     Until April 1, 1995, the Company manufactured 3D consumer cameras and printer processing equipment through the Parent's Hong Kong-based subsidiary, Image Technology (Hong Kong) Ltd., a Hong Kong corporation ("ITHK").

     On July 1, 1995, the Company entered into separate Manufacturing and Distribution Agreements (the "Agreements") with Image Technology International (Far East) Ltd. ("ITFE"), a Hong Kong limited company and wholly-owned subsidiary of the parent of the Company which operates in premises owned by Allen Lo, Chairman and Chief Executive Officer of the Company. In conjunction with the Agreements, the Company appointed and licensed ITFE to act as its agent in Hong Kong and the Far East, including China, to supervise and assist in the manufacture and distribution of 3D consumer products, including supervision of and technical assistance in the manufacturing processes in China and in Hong Kong, as well as the photo finishing facility.

     The 3D Magic camera currently is being distributed in the United States through a number of outlets, including Ritz Camera, Wolf Camera and Eckerd Drugs, Walgreen's and other retail pharmacy chains. The Company has an arrangement with Kodak's photofinishing network, Qualex, to collect the 3D Magic camera for processing, forward the cameras to the Company and return the prints through its retail outlet to its customers. The Company has another agreement with the Ritz Camera chain to perform photo processing at its Washington D.C. metro laboratory.

     A significant relationship has been formed with Kalimar, Inc. Kalimar is one of the leading distributors of cameras to mass merchandisers and catalogue retailers in the United States. Kalimar will market the 3D cameras under its own label to key mass merchants. Placement of Kalimar branded cameras will occur in the second quarter of 1996.

     The Company has identified direct response marketing as a potentially strong distribution channel. Initial testing with Home Shopping Network has yielded positive results. At this time negotiations are underway to form a joint venture to market a midpriced camera specifically through direct response television. This camera has been designed from conception for direct response marketing and management anticipates it will result in a higher yield than current camera sales.

     Further inroads have been made in the Premium/Incentive market. In 1995 the Company tested the 3D Magic camera as a promotional item in Europe with REA Juice and Unilever. Both promotions ran with strong redemption rates. Orders have been taken for 1996 promotions with a cigarette manufacturer, a pharmaceutical manufacturer, a leading brewery and a hair care manufacturer. Confidentiality agreements preclude identifying the promotional partner prior to the commencement of the promotion.

     Although the Company is registered with the Securities and Exchange Commission, there was no active trading market in the Company's stock through the quarter ending June 30, 1994. The Company's shares began trading over the counter on the NASD Bulletin Board under the symbol "TDIT" during the quarter ended September 30, 1994. High and low stock prices and dividends since that point are noted below:

                                                      1995                               1994


                                             Sales   Price     Cash          Sales     Price     Cash
                                             --------------    Dividends     ---------------     Dividends
Quarter Ended                                 High    Low      Declared       High     Low       Declared
- -----------------------------------------------------------                  ---------------
March 31                                      $2.31   $1.88       $0.00         N/A     N/A        $0.00
June 30                                       $2.38   $2.00       $0.00         N/A     N/A        $0.00
September 30                                  $4.88   $2.13       $0.00         N/A     N/A        $0.00
December 31                                   $4.63   $2.25       $0.00       $2.31    $2.06       $0.00


      B.         Business of Issuer

     The Image Tech 3D system utilizes standard color film and conventional photographic processes which provide the advantages of simplicity, high quality and low cost. The flexibility of product design and system integration offers numerous applications that will expand the global photographic industry. The principal products and services of the Company are:

     The Image Tech 3D One-Time-Use Cameras (3D Magic without flash and 3D Magic Plus with flash) are 3-lens one-time-use cameras preloaded with 24-exposure
400 ISO high speed color film. These cameras are fully recyclable, which reduces manufacturing costs as well as meeting environmental concerns.

     The Image Tech 3D Reloadable Camera (3D Wizard) is a 3-lens reusable 3D camera, manufactured in manufacturing facilities in China.

     The Company also manufactures the same basic line of cameras under the Kalimar brand name under an agreement with Kalimar, Inc. Kalimar is a manufacturer and distributor of low cost cameras.

     The Image Tech 3D Integrated Printer/Processor is a one-hour mini-lab designed 3D consumer printer with built-in processor for printing of consumer 3D prints taken by the Company's 3-lens consumer cameras. These printers are designed to print 3-1/2" x 4-1/2", 5" x 7", or 8" x 10" size 3D prints.

     The Image Tech High Definition 3D Color Print Material employs a newly developed plastic extrusion technology to produce a single polymer base for maximum transmission and sharpness. This base then is coated by Eastman Kodak Company with its newest RA-4 emulsion and Ti02 reflective layer under an exclusive arrangement with the Company.

     On November 17, 1993, the recyclable 3D Magic one-time-use camera received the prestigious 1993 annual "THE BEST OF WHAT'S NEW" Award for the best photography product in "The Year's 100 Greatest Achievements in Science and Technology" competition by Popular Science Magazine. The 3D Magic amateur camera was also chosen as "Innovation of the Year" for 1993 by Amateur Photographer Magazine.

     Demand for the Company's one-time-use 3D Magic and 3D Magic Plus remains strong and enthusiastic. In fact, preliminary market studies indicate significant repeat business. A major goal of the Company in 1995 was capital raising in order to build inventories of cameras, printers and print material, expand the marketing effort and undertake advertising and promotion of its products. As a result of these efforts, an agreement was entered into early in 1996 with an Asian group providing for equity funding of $20,000,000 plus additional consideration relating to the establishment of new manufacturing facilities, subject to due diligence, to be completed by May 6, 1996. A total of $3,000,000 has been received to date under this agreement. On May 21, 1996, the Company and the Investor amended certain sections of the Agreement, which revoked the Investor's May 6 notice pertaining to the Put Right and extended the due diligence period 90 days. This is discussed in greater detail in Item 6, Liquidity and Services of Capital.

     In 1994 and 1995, little effort was placed on advertising and promotion other than to the trade and distribution networks. Limited working capital to build inventories of cameras, printers and print material restricted maximum potential growth which could be attained through large volume orders from major U.S. discount department stores and similar large volume retailers.

     The Company has the exclusive right to develop, manufacture, market and distribute 3D amateur consumer products using the unique 3D technology developed by Image Technology International, Inc., parent of the Company. The Company has the rights to the amateur camera and technology pursuant to a number of patents which have already been granted and a number of additional patent applications which are in process, all by license from its parent, Image Technology International, Inc. The Company has received opinions of patent counsel that the patents and pending patent applications represent unique, non-infringing proprietary technology.

Item 2.    Description of Property

        The Company's property consists primarily of manufacturing equipment, laboratory equipment, film processing and printing equipment. The equipment is maintained at the manufacturing facilities in China and Hong Kong, and at the Company's facilities in Atlanta and Amsterdam.

Item 3.    Legal Proceedings

     There were no material proceedings pending in 1995 in which the Registrant was named as a party.

     On March 13, 1995, Image Technology International, Inc. ("ITII"), parent of the Registrant, filed a Complaint against Jerry C. Nims, NimsTec, LLC, LenTec Imaging, Inc., and Thomas J. Steimer in the Superior Court of Fulton County, Georgia. Subsequently, the case was transferred to the Superior court of Walton County, Georgia. The Complaint alleges that commencing in approximately February, 1994, Defendant engaged in a course of conduct and conspiracy to injure and destroy the business and reputation of ITII, including the 3D camera business operated by the Company, in order to gain unfair and unlawful competitive advantage, by making and disseminating false statements and false claims regarding ITII and its principal officers and directors.

     ITII was granted a temporary restraining order against Defendants on March 14, 1995. This restraining order was extended indefinitely on April 14, 1995 and remains in effect. ITII is also seeking damages for Defendants' intentional interference with ITII's business and contractual relations, and for exemplary damages to deter similar fraudulent and unlawful conduct, in an amount to be determined at trial. Defendants filed answers to the Complaint generally denying the allegations. No claims have been filed in the case by any Defendant against the Company or ITII. The case is still pending.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal period covered by this report.

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company's shares are traded over the counter on the NASD Bulletin Board under the symbol "TDIT". The Company applied for full listing under the NASDAQ Small Cap system in September 1995, but later withdrew the application. The Company plans to refile the application on completion of the 1995 audit and satisfaction of the other Small Cap listing requirements.

     The number of shares issued of record as of December 31, 1995, is 19,125,250. No dividends of cash or stock have been paid by the Company in the past. The payment of dividends will depend entirely upon the Company's ability to generate sufficient earnings, its financial needs and other unpredictable factors. It is not anticipated that common dividends will be paid in the foreseeable future.

     During 1995, an installment Subscription Agreement for 500,000 shares of common stock of the Company at a price of $2.00 per Share, executed by Drummend Pal, S.A. on August 30, 1994 and amended on October 21, 1994, was fulfilled and the 500,000 shares were issued to Drummend Pal in 1995. These shares are restricted by agreement and cannot be transferred or sold for a period of two years from the date of issue. Drummend Pal S.A. is not affiliated in any way with any officer, director or employee of the Company.

     In January 1996, the Company issued a warrant for the purchase of 400,000 shares of common stock at $2.40 per share, exercisable until June 30, 1997 or one year after the effective date of a registration statement including the shares underlying the warrant, whichever is later, to Kalimar, Inc., a manufacturer and distributor of cameras and photographic supplies, as part of a distribution agreement between the Company and Kalimar. On exercise of the initial warrant, a second warrant will be issued to Kalimar for an additional 400,000 shares at a price equal to ten percent less than the average trading price of the shares when the warrant was issued, plus $0.15.

     In March 1996, a Subscription Agreement for 500,000 shares of common stock of the Company was executed and the shares were issued for total consideration of $1,175,000 received by the Company. A second subscription agreement for the same price and number of shares has also been signed and is due June 6, 1996. This subscriber is not affiliated in any way with the Company or any officer, director, or employee of the Company.

Item 6.    Management's Discussion and Analysis of Plan of Operation

Results of Operations

     The Company was successful in increasing sales by over $1,300,000, or 33%, from approximately $4,002,000 in the year ended December 31, 1994, to approximately $5,330,000 for the year ended December 31, 1995. This increase resulted from increases in sales of consumer cameras totaling approximately $941,000, which is partially attributable to the yearly 1995 introduction of the 3D Magic Plus, a one-time-use 3D camera with built-in flash, and related increases in print development revenues totaling approximately $354,000.

     Cost of sales increased by approximately $481,000, or 19%, from approximately $2,550,000 for the year ended December 31, 1994 to approximately $3,030,000 for the year ended December 31, 1995. Such increases were directly related to increases in sales of consumer cameras and related print development costs.

     Gross margins on revenues increased from approximately $1,453,000, or 36%, for the year ended December 31, 1994 to approximately $2,300,000, or 43% for the year ended December 31, 1995. The percentage increases in gross margins were primarily a result of improved margins on the sale of print materials.

     Selling expenses were approximately $594,000 for the year ended December 31, 1995, or 11% of total revenues, as compared to approximately $567,000 for the year ended December 31, 1994, or 14% of total revenues.

     Research and development expenses increased from approximately $66,000 for the year ended December 31, 1994 to approximately $284,000 for the year ended December 31, 1995. Such expenditures are associated with research and development of existing and potential new three dimensional products and services.

     General and administrative expenses increased by approximately $1,168,000 to approximately $2,649,000 for the year ended December 31, 1995. This increase resulted from increases in professional fees of approximately $150,000, salaries and benefits of approximately $200,000, costs associated with the start-up of the European operations of approximately $120,000, and the write-off of uncollectible advances to the Company's Asian affiliates related to certain general, administrative, and operating costs incurred by them on behalf of the Company totaling approximately $700,000.

     The Company's parent company, ITII, has restructured the Hong Kong marketing, print development and research office in efforts to reduce operating costs. Management believes this restructuring will reduce the costs associated with maintaining the Company's manufacturing and marketing operations in Asia which are presently administered by ITFE, an affiliate.

     The net loss increased by approximately $375,000 from approximately $997,000 to approximately $1,372,000 for the years ended December 31, 1994 and 1995 respectively. The increase in the 1995 loss as compared to 1994 is primarily a result of increases in the general and administrative expenses discussed above which offset 1995 increases in sales and gross margins.

     Accounts receivable increased by approximately $495,000, from approximately $260,000 at December 31, 1994 to approximately $755,000 at December 31, 1995 as a result of increases in 1995 fourth quarter sales of consumer cameras.

     Accounts payable increased by approximately $1,455,000, from approximately $587,000 at December 31, 1994 to approximately $2,041,000 at December 31, 1995. This increase is primarily attributable to an increase in amounts due to a trade creditor for purchases of print material. A substantial amount of these balances were paid during the first quarter of 1996.

     Unearned revenue decreased by approximately $397,000 from approximately $448,000 at December 31, 1994 to approximately $52,000 at December 31, 1995. Such decrease is primarily attributable to shipments of print material in the first quarter of 1995 for which certain payments had been collected in advance at December 31, 1994.

     No significant additional product research or development work is expected during the next twelve months, and there are no plans to purchase or sell any plant or significant equipment. There are no expected significant changes in the number of employees of the Company in the next twelve months, except as required to support increased sales volume.

     On October 5, 1995, the Board of Directors of the Company approved the merger of the Company with its parent, Image Technology International, Inc., with the Company being the surviving entity. The purpose of the merger was to simplify the corporate structure and to combine all of the 3D photographic and digital technologies into a single entity. The merger was planned to take effect on December 31, 1995, however, due to continuing negotiations with potential investors, and continued evaluation of the optimum corporate and management structure of the company and its affiliate, the merger was postponed.

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by

Liquidity and Sources of Capital

     Cash used in operations during the year ended December 31, 1995 totaled approximately $459,000 as compared to cash provided by operations for the year ending December 31, 1994 totaling approximately $119,000. Such use of cash is primarily related to the 1995 loss and other changes in operating assets and liabilities.

     On January 30, 1996, the Company executed a letter of intent with an Asian investor (the "Investor"), prividing for equity financing in an amount equal to or less than $20 million. On February 6, 1996, the Company received $3 million as part of this financing agreement, and in exchange issued 1,492,537 common shares as a price of $2.01 per share. The initial funding agreement (the "Agreement") privided for a 90 day due diligence period, ending May 6, 1996, at the conclusion of which, the Investor was to contribute an additional $17 million for an additional 8,457,711 shares of common stock. In the event that the Investor determined not to make an additional investment, the Company, pursuant to the Investor's exercise of the Put Right provision s of Section 11 of the Agreement, agreed to redeem such initial $3 million investment. If not redeemed in cash, such amount was to be converted to a promissory note secured by certain assets of the Company, and the Parent, due 120 days thereafter, with interest thereon at prime plus 2%. On May 2, 1996, the Investor requested an extension of the 90 day due diligence period. No extension was granted thus on May 6, 1996, the Investor gave notice of their intention not to proceed with the transaction and exercise the Put Right.

     On May 21, 1996, the Company and the Investor amended certain sections of the Agreement, which revoked the Investor's May 6 notices pertaining to the Put Right and extended the due diligence period 90 days. In connection with the amendment, the Company and the Investor agreed that in the event that the Investor determines not to make an additional investment, the Put Right may be exercisable during the period August 6, 1996 to August 13,1996 (including such dates). If the Put Right is exercised but is not redeemed in cash, the unpaid portion of the Put Right will be converted to a promissory note secured by certain assets of the Company, and the Parent, due 60 days thereafter (on or about October 6, 1996), with interest thereon at prime plus 2%. In addition, the amendment removed provisions whereby the Investor had rights of first refusal and anti-dilution provisions related to other issuances by the Company, except that the Company is required to apply the proceeds of any such issuance to repay any amounts which may be outstanding resulting from the Investor's exercise of the Put Right. As a result, negotiations with other funding sources, suspended under the original terms of the agreement, have been resumed. The company has also delayed the plan of merger described in Note 8 of the financial statements.

     Management of the Company continues to seek additional sources of capital including the completion of the financing discussed above. Management believes that such additional capital is necessary to enable the Company to effectively market and distribute its 3D cameras, as well as establish an adequate print development infrastructure in the markets in which the Company plans to increase distribution. No assurance can be given that the Company will be able to obtain such capital in order to continue the Company's investment in marketing, distribution, and the development of a print development network.

Impact of Inflation

        The impact of inflation upon the Company in 1995 and 1994 was not significant, and is not expected to have a significant impact in the foreseeable future.

Item  7.    Consolidated Financial Statements

      Index to Consolidated Financial Statements

      Report of Independent Auditors                                         F-1
      Consolidated Balance Sheets as of December 31, 1995 and
        December 31, 1994                                                    F-2
      Consolidated Statements of Operations for the years ended
        December 31, 1995 and December 31, 1994                              F-4
      Consolidated Statements of Shareholders' Equity for the
        years ended December 31, 1995 and December 31, 1994                  F-5
      Consolidated Statements of Cash Flows for the years ended
        December 31, 1995 and December 31, 1994                              F-6
      Notes to consolidated financial statements                             F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9.     Directors.  Executive Officers, Promoters and Control Persons

     The following persons were the directors and executive officers of the Company on December 31, 1995:

                 Name                                       Acre             Position or Office
                 ----                                       ----             ------------------
                 Allen K.W. Lo                              58               Director and President
                 Robert J. Hipple                           52               Director, Secretary and General
                                                                             Counsel
                 Sunny Ip                                   56               Director, Vice President and
                                                                             Treasurer
                 Bruce Herstowski                           43               Vice President, Sales and
                                                                             Marketing

       Mr. Lo and Mr. Hipple have served in their current positions since September 14, 1992. Mr. Ip has served as a director since December, 1993.

       The business experience of the principal executive officers is as follows:

       ALLEN K.W. LO, a founder of Image Technology International, serves as Chairman of the Board of Directors and President of the Company. He is also a principal shareholder, President and Chairman of Image Technology International, Inc. Mr. Lo is responsible for the overall administration of the Company's operations, strategic planning, marketing, and sales. In 1965, Mr. Lo cofounded 3D Arts Industrial Ltd. (Hong Kong), and was involved in the development of a 3D mass production lithographic process. In

1967, 3D Arts Industrial was purchased by The Asahi Group, a Japanese conglomerate. Mr. Lo served as a Director of an Ashahi affiliate until 1970, during which time he also directed research in 3D images. After leaving Ashahi, Mr. Lo came to the United States and formed Dimensional Development Corporation, which later became Nimslo Technology, Inc. From 1971 until 1983, Mr. Lo served as Vice Chairman and Director of Technology for Nimslo. From 1984 to the present, Mr. Lo has been involved in the development of the new generation of 3D technology now owned by Image Technology International, Inc. Mr. Lo currently holds 415,000 shares of stock in the Company. Mr. Lo's salary for 1995 was $110,000.

       ROBERT J. HIPPLE, serves as a Director, Secretary and General Counsel for the Company. He is also a Director and Secretary of Image Technology International, Inc. Mr. Hipple is the principal of an Atlanta-based law firm specializing in taxation, business, and securities law. The firm has an extensive international practice. Mr. Hipple served as an attorney with the Tax Division of the United States Department of Justice, Washington, D.C., under the Attorney General's Program for Honor Law Graduates; served as an adjunct professor in the Graduate Tax Law Program of Georgetown University Law Center; and was a professor of law at Emory University before returning to private practice in 1978. Mr. Hipple holds degrees from Wesleyan University in Connecticut, and from Georgetown University Law Center. Mr. Hipple holds no stock in the Company or in its parent, Image Technology International, Inc. and receives no salary or other compensation from the Company. Mr. Hipple's law firm provides legal advice and service to the Company on a regular basis and is paid for the actual work performed.

       SUNNY L.P. IP, Vice President and Treasurer of Image Technology International, Inc. currently serves as a Director and Vice President of the Company and as Director of the Print Material Division. Mr. Ip was one of the original members of the Nimslo Technology, Inc. research and development group. Mr. Ip became an officer of ITII in 1984 and currently oversees general corporate management, budget management, print material production development and research for the improvement of 3D image quality. Mr. Ip has extensive knowledge of 3D image processing and photography and has directed many professional photographers in the field of 3D photography. Mr. Ip holds 190,000 shares of common stock in the Company. Mr. Ip's salary for 1995 was $66,000.

       BRUCE HERSTOWSKI, Vice President of Sales and Marketing, is responsible for creating and implementing the Company's multinational marketing plan. Mr. Herstowski has been directly involved in sales and marketing in the photographic industry since 1976. From 1982 to 1986, Mr. Herstowski served as Vice President of Pallas Photo Labs, a national chain of photo labs based in Chicago. He left Pallas in 1986 to concentrate on the increasing demand for his services as an international consultant to the photo industry. Mr. Herstowski came to Image Technology in 1988 as the Company's Marketing Director and became Vice President of Sales and marketing for the Company on January 1, 1994. Mr. Herstowski holds 15,000 shares of common stock in the Company. Mr. Herstowski's salary for 1995 was $96,000.

Item 10.  Executive Compensation

       Mr. Lo, Mr. Ip, and Mr. Herstowski received salaries of $110,000, $66,000, and $96,000 respectively from the Company in 1995. None of the other officers and directors received any compensation directly from the Company in connection with their activities on behalf of the Company during the fiscal year ending December 31, 1995. Twenty five percent of the salary expense for Mr. Lo and Mr. Ip has been allocated to the parent company in 1995. Mr. Hipple's law firm received a total of $76,577 in legal fees from the Company in 1995. Mr. Hipple received no compensation personally from the Company in 1995 or 1994, directly or indirectly through the parent.

Item 11.  Security Ownership of Certain Beneficial owners and
          Management

       As of December 31, 1995, Image Technology International, Inc. was the only stockholder owning 5% or more of the common stock of 3D Image Technology, Inc. Subsequently, an Asian investor acquired 1,492,537 shares of common stock, representing more than five percent of the shares then outstanding.

Item 12.  Certain Relationships and Related Transactions

       Mr. Allen K.W. Lo, President and Chairman of the Board of Directors, is also an officer, director and stockholder of Image Technology International, Inc.

       Mr. Robert Hipple, Secretary and Director, is Secretary of Image Technology International, Inc.

       Mr. Sunny Ip, Vice President, Treasurer and Director, is also an officer, director and stockholder of Image Technology international, Inc.

       Mr. Bruce Herstowski, Vice President, is also a stockholder of Image Technology International, Inc.

Item 13.  Exhibits and Reports on Form 8-K

       None.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        3D IMAGE TECHNOLOGY, INC.



May 24, 1996                            /s/ ALLEN LO
- ------------------------                ----------------------------------------
Date                                    ALLEN LO
                                        Chairman and Chief Executive Officer



May 24, 1996                            /s/ SUNNY IP
- ------------------------                ---------------------------------------
Date                                    SUNNY IP
                                        Director and Treasurer

                           3D Image Technology Inc.

                      Consolidated Financial Statements


                    Years ended December 31, 1995 and 1994



                                    CONTENTS


Report of Independent Auditors ................... F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets....................... F-2
Consolidated Statements of Operations............. F-4
Consolidated Statements of Shareholders' Equity... F-5
Consolidated Statements of Cash Flows............. F-6
Notes to Consolidated Financial Statements........ F-7

                         Report of Independent Auditors

Board of Directors
3D Image Technology, Inc.

We have audited the accompanying consolidated balance sheets of 3D Image Technology, Inc. (the Company) as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3D Image Technology, Inc. at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                        Ernst & Young LLP

May 10, 1996,
except for paragraph 3 of Note 9, as to which the date is May 21, 1996

                          3D Image Technology, Inc.

                          Consolidated Balance Sheets



                                                  DECEMBER 31
                                              1995          1994
                                            ----------------------

ASSETS
Current assets:
  Cash and cash equivalents                 $  360,571  $   56,745
  Accounts receivable (net of allowance
    for doubtful accounts of $29,000 and
    $24,000 in 1995 and 1994, respectively)    754,623     260,466
  Receivables from affiliates, net                   -     119,523
  Inventories                                1,811,806   1,894,328
  Prepaid expenses and other current
    assets                                     146,254       3,200
                                            ----------------------
Total current assets                         3,073,254   2,334,262


Property and equipment, at cost:
  Machinery and equipment                    1,994,757   1,835,986
  Leasehold improvements                        13,321      11,697
  Furniture and fixtures                        19,047      19,047
                                            ----------------------
                                             2,027,125   1,866,730
 Less accumulated depreciation                 369,279     183,355
                                            ----------------------
Net property and equipment                   1,657,846   1,683,375

Other assets                                    11,451      12,759
                                            ----------------------
                                            $4,742,551  $4,030,396
                                            ======================


                                                           DECEMBER 31
                                                      1995            1994
                                                   --------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                           $2,041,088     $   586,584
  Accrued liabilities                                 255,706         212,491
  Unearned revenue                                     52,057         448,618
  Other current liabilities                                 -          17,503
                                                   --------------------------
Total current liabilities                           2,348,851       1,265,196

Shareholders' equity:
  Preferred stock, par value $.001 per share:
    Authorized - 5,000,000 shares
    Issued and outstanding - none                           -               -
  Common stock, par value $.001 per share:
    Authorized - 35,000,000 shares
    Issued and outstanding - 19,125,250 and
    18,625,250 shares                                  19,125          18,625
  Additional paid-in capital                        4,749,510       4,750,010
  Stock subscription receivable                             -      (1,000,000)
  Accumulated deficit                              (2,374,935)     (1,003,435)
                                                   --------------------------
Total shareholders' equity                          2,393,700       2,765,200
                                                   --------------------------
Total liabilities and shareholders' equity         $4,742,551     $ 4,030,396
                                                   ==========================


See accompanying notes.

                           3D Image Technology, Inc.

                     Consolidated Statements of Operations



                                       YEAR ENDED DECEMBER 31
                                         1995            1994
                                     --------------------------

Net revenues:
 Print material                      $  2,161,276   $ 2,166,600
 Cameras                                1,902,930       961,695
 Printer processors                       561,400       521,800
 Print development                        671,570       317,196
 Other                                     32,757        34,520
                                     --------------------------
Total net revenues                      5,329,933     4,001,811

Cost of sales:
 Print material                         1,295,495     1,556,834
 Cameras                                  835,953       430,247
 Printer processors                       341,572       321,894
 Print development                        556,732       240,262
                                     --------------------------
Total cost of sales                     3,029,752     2,549,237
                                     --------------------------
Gross margin                            2,300,181     1,452,574

Operating expenses:
 Selling expenses                         593,614       566,924
 Research and development                 283,750        66,265
 General and administrative             2,648,549     1,480,623
 Consulting fee                                 -       225,000
                                     --------------------------
                                        3,525,913     2,338,812
                                     --------------------------
Operating loss                         (1,225,732)     (886,238)
Net interest expense                     (145,768)     (111,197)
                                     --------------------------
Net loss                             $ (1,371,500)  $  (997,435)
                                     ==========================
Loss per common share                $       (.07)  $      (.06)
                                     ==========================
Weighted average shares outstanding    18,625,256    18,102,189
                                     ==========================


See accompanying notes.

                          3D Image Technology, Inc.

               Consolidated Statements of Shareholders' Equity







                                       COMMON STOCK          ADDITIONAL         STOCK
                                   ---------------------       PAID-IN       SUBSCRIPTION        ACCUMULATED
                                   SHARES         AMOUNT       CAPITAL        RECEIVABLE           DEFICIT          TOTAL
                                  ------------------------------------------------------------------------------------------
Balance, January 1, 1994           1,250,000     $ 1,250     $    4,750      $         -        $    (6,000)     $         -
  Issuance of common stock
    for net assets                15,456,000      15,456      1,702,179                -                  -        1,717,635
  Issuance of common stock
    for outstanding debt             850,250         850      1,699,650                -                  -        1,700,500
  Issuance of common stock
    for services                   1,069,000       1,069        343,431                -                  -          344,500
  Subscription of common
    stock                                  -           -      1,000,000       (1,000,000)                 -                -
  Net loss                                 -           -              -                -           (997,435)        (997,435)
                                  ------------------------------------------------------------------------------------------
Balance, December 31, 1994        18,625,250      18,625      4,750,010       (1,000,000)        (1,003,435)       2,765,200
  Issuance of common stock
    subscribed                       500,000         500           (500)       1,000,000                  -        1,000,000
  Net loss                                 -           -              -                -         (1,371,500)      (1,371,500)
                                  ------------------------------------------------------------------------------------------
Balance, December 31, 1995        19,125,250     $19,125     $4,749,510      $         -        $(2,374,935)     $ 2,393,700
                                  ==========================================================================================


See accompanying notes.
                                     F-5

                           3D Image Technology, Inc.

                     Consolidated Statements of Cash Flows



                                                        YEAR ENDED DECEMBER 31
                                                          1995         1994
                                                       ------------------------
OPERATING ACTIVITIES
Net loss                                               $(1,371,500)   $(997,435)
Adjustment to reconcile net loss to net cash used
  in operating activities:
    Depreciation                                           212,204      183,355
    Loss on disposal of property and equipment              19,222            -
    Changes in operating assets and liabilities:
      Accounts receivable                                 (494,157)    (230,887)
      Inventories                                           82,522     (193,827)
      Prepaid expenses and other assets                   (141,746)     (15,959)
      Accounts payable and accrued expenses              1,648,802      907,912
      Other liabilities and unearned revenue              (414,064)     466,121
                                                       ------------------------
Net cash (used in) provided by operating activities       (458,717)     119,280


INVESTING ACTIVITIES
Purchases of property and equipment                       (205,897)    (213,618)
                                                       ------------------------
Net cash used in investing activities                     (205,897)    (213,618)


FINANCING ACTIVITIES
Net decrease in receivables from affiliates                119,523            -
Proceeds from common stock subscribed                      848,917      151,083
                                                       ------------------------
Net cash provided by financing activities                  968,440      151,083
                                                       ------------------------

Increase in cash                                           303,826       56,745
Cash, beginning of year                                     56,745            -
                                                       ------------------------
Cash, end of year                                      $   360,571    $  56,745
                                                       ========================


See accompanying notes.

                           3D Image Technology, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 1995 and 1994


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PURPOSE

3D Image Technology, Inc. (the "Company") was incorporated on December 8, 1988, under the laws of the State of Delaware as American Eagle Investment Corp. The Company is a subsidiary of Image Technology International, Inc. ("ITII" or the "Parent"). ITII owns 83% of the Company's outstanding stock at December 31, 1995.

On March 23, 1992, effective with an amendment to the Company's certificate of incorporation, the Company's name was changed from American Eagle Investment Corp. to Wang-Tripp Laboratory, Inc. Effective January 1, 1994, the Company changed its name from Wang-Tripp Laboratory, Inc. to 3D Image Technology, Inc. to reflect the Company's current operations.

NATURE OF OPERATIONS

On January 1, 1994 the Company acquired the net assets of Infinite Dimensions, Inc. ("IDI"). Infinite Dimensions, Inc. was a Georgia corporation formed in December 1987 for the original purpose of engaging in the development, production, and marketing of amateur consumer 3D photographic systems on a worldwide basis. IDI obtained an exclusive license to utilize the unique, proprietary three-dimensional photographic technology in the amateur consumer markets and transferred this exclusive license and other assets to the Company on January 1, 1994. See Note 2.

                           3D Image Technology, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NATURE OF OPERATIONS (continued)

The 3D consumer camera (primarily the 3D Magic) currently is being distributed in the United States through a number of outlets, including certain specialty camera stores, national retail pharmacy and department store chains, and television direct marketing programs. The Company has an arrangement with Kodak's photofinishing network, Qualex, to collect and forward the 3D Magic camera to the Company for processing and returning the prints through its retail outlets to its customers.

Substantially all manufacturing related to the Company's line of 3D consumer cameras is carried out in the People's Republic of China and Hong Kong. See
Note 6.

Until April 1, 1995, the Company manufactured 3D consumer cameras and printer processing equipment through the Parent's Hong Kong-based subsidiary, Image Technology (Hong Kong) Ltd., a Hong Kong corporation ("ITHK").

On July 1, 1995, the Company entered into separate Manufacturing and Distribution Agreements (the "Agreements") with Image Technology International (Far East) Ltd. ("ITFE"), a Hong Kong limited company and wholly-owned subsidiary of ITII. In conjunction with the Agreements, the Company appointed and licensed ITFE to act as its agent in Hong Kong and the Far East, including China, to supervise and assist in the manufacture and distribution of 3D consumer products, including supervision of and technical assistance in the manufacturing processes in China and in Hong Kong, as well as the photo finishing facility.

As compensation for the services rendered by ITFE under the Agreements, ITFE receives a commission or fee equivalent to 10% of the gross sales price of all 3D consumer products sold in Asia through the efforts of ITFE, reduced by any commissions due on any such sale to any other authorized agent participating in the sale, and a fee of 4% of the manufactured cost of all 3D consumer products manufactured in China or Hong Kong for acting as shipping, purchasing and disbursing agent for the Company.

                           3D Image Technology, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NATURE OF OPERATIONS (continued)

The Company agreed to provide initial financial and other ongoing assistance to ITFE at the commencement of and during the term of the Agreements. The Agreements may be terminated with written notice by either party.

In October 1994, the Company acquired its Netherlands distributor and photofinisher and established 3D Image Technology Europe B.V. ("3DEU") in Amsterdam as a wholly-owned subsidiary to act as a central laboratory for the European market. The Company utilizes this location as a marketing center and film processing laboratory for the European market.

The Company serves the Japanese market through a licensing agreement with Image Technology Japan ("ITJ"), a joint venture in which the Parent owns a 40% interest. The Parent granted licensing rights to ITJ in exchange for its interest in the joint venture, in addition to $1,000,000 as payment of an advance royalty and $1,000,000 for printer processing equipment. The other two venture partners, which contributed cash and other assets, are Noritsu Koki Company, Ltd., a manufacturer of one-hour printer processors, with 40%, and Photo Craft Company, Ltd., operator of a commercial photographic laboratory in Japan, owning 20%. ITJ has licensed the sale of the 3D Magic one-time-use camera in Japan only to Kodak Japan, Ltd. and Konica, which are distributing the 3D Magic camera in Japan under their own packaging and trademarks. See Note 7.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned Netherlands subsidiary, 3D Image Technology Europe B.V. ("3DEU"). Intercompany accounts and transactions have been eliminated in consolidation.

                           3D Image Technology, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues are recognized when the products are shipped or services are provided to customers.

CASH EQUIVALENTS

The Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories of finished goods and work-in-process are stated at the lower of cost or market. The First-In, First-Out (FIFO) method of determining cost is used for valuing inventories.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization expense is calculated over the estimated useful lives of the related assets (5 to 10 years) using the straight line method for financial reporting purposes.

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by

                           3D Image Technology, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY AND EQUIPMENT (continued)

those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, has not yet evaluated the impact of adoption.

RESEARCH AND DEVELOPMENT

Research and development expenditures are expensed when incurred.

CONCENTRATION OF CREDIT RISK

Approximately 36% and 50% of the Company's 1995 and 1994 revenues were derived through related and affiliated parties, respectively.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Such amounts are measured using enacted tax rates and laws that are expected to be in effect when such amounts reverse.

FOREIGN CURRENCY TRANSLATION

3DEU's assets and liabilities are translated at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange during the year. The operations of 3DEU are not significant for the years ended December 31, 1995 and 1994.

ADVERTISING COSTS

Advertising costs are expensed when incurred. Total advertising expense was $84,403 and $130,511 for the years ended December 31, 1995 and 1994, respectively.

                           3D Image Technology, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

The exchange of common stock for assets (Note 2), various stock transactions other than subscribed stock (Note 4), and unearned revenue (Note 7) are non cash items that are not reflected in the Statement of Cash Flows.

2. ACQUISITION

Effective January 1, 1994, the Company issued 15,456,000 shares of its $.001 par value common stock in exchange for the net assets of Infinite Dimensions, Inc., a wholly-owned subsidiary of ITII at that time. The transaction was accounted for using the purchase method of accounting. The net assets of $1,717,635 were exchanged at the historical basis, as follows:


                        Cash                           $   12,051
                        Accounts receivable               149,102
                        Property, plant and equipment   1,640,621
                        Accounts payable                  (84,139)
                                                       ----------
                        Net assets                     $1,717,635
                                                       ==========

                           3D Image Technology, Inc.

3. INVENTORIES

Inventories at December 31 are summarized as follows:


                                                       1995           1994
                                                     ------------------------
                Finished goods:
                   Consumer cameras                  $  192,137    $  384,543
                   Printer processors                   201,152       253,620
                   Print material                       919,462       492,103
                Print material in process                     -       764,062
                Raw materials and component parts       499,055             -
                                                     ------------------------
                                                     $1,811,806    $1,894,328
                                                     ========================

4. SHAREHOLDERS' EQUITY

On January 1, 1994, the Company issued 919,000 shares of $.001 par value, common stock primarily to certain former shareholders and employees of the Parent. The shares are restricted based upon continued employment with the Company. Of the total shares, 869,000 were issued in consideration for the former shareholders making unsecured loans previously to IDI, and 50,000 shares were issued as bonuses to employees. Total expense recorded for these transactions was $113,000 and $6,500, respectively.

On June 30, 1994, the Company issued 850,250 shares of $.001 par value, common stock in exchange for the cancellation of $1,700,500 of indebtedness. This debt represented amounts owed by the Company to the Parent, and was for print material production costs paid for by ITII on behalf of the Company.

On August 30, 1994, the Company entered into a subscription agreement with Drummend Pal S.A. for the purchase of 500,000 shares at $2.00 per share of $.001 par value, common stock. On October 21, 1994, this agreement was amended to provide for the stock to be purchased in installments through December 31, 1995, at which point the stock would be issued.

                           3D Image Technology, Inc.

4. SHAREHOLDERS' EQUITY (CONTINUED)

At December 31, 1994, $151,083 was received and included in accrued liabilities, and no stock was issued. In 1995, the remaining subscription amount was received and the related stock was issued. Such shares are restricted and may not be sold for a period of two years from the date of the subscription completion.

On September 1, 1994, the Company issued 150,000 shares of $.001 par value, common stock in exchange for consulting services of an independent contractor. The Company recorded compensation expense in 1994 totalling $225,000 in conjunction with the services performed.

On September 10, 1994, the Company issued a warrant to a third party to purchase 50,000 shares of $.001 per value common stock. The warrant carries an exercise price of $1.50 per share and is exercisable at any time during the five year period following the date of issuance.

5. INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109. The Company was included in ITII's consolidated tax return, thus, the Company's net operating losses have been included with the net operating losses of ITII. Under a separate return computation, there is no current provision for income taxes.

The Company does not have a formal tax sharing agreement with the Parent.

6. GEOGRAPHIC INFORMATION


                                    1995          1994
                                  -------------------------
Net Revenues:
 Asia                             $ 3,084,334    $3,124,000
 United States                      1,515,779       612,811
 Other                                729,820       265,000
                                  -------------------------
Total                             $ 5,329,933    $4,001,811
                                  =========================
Net Loss:
 Asia                             $  (567,527)   $ (691,838)
 United States                       (348,586)     (135,712)
 Other                               (309,619)      (58,688)
                                  -------------------------
Operating loss                     (1,225,732)     (886,238)
Net interest expense                 (145,768)     (111,197)
                                  -------------------------
Net loss                          $(1,371,500)   $ (997,435)
                                  =========================

Identifiable Assets:
 Asia                             $ 1,877,043    $1,098,379
 United States                      2,612,379     2,750,195
 Other                                253,129       181,822
                                  -------------------------
Total                             $ 4,742,551    $4,030,396
                                  =========================

1995

Depreciation expense of $123,188, $82,321 and $6,695 for Asia, the United States and Other, respectively, is included in the 1995 net loss above. Capital expenditures amounted to $3,384, $180,747 and $21,766 for Asia, the United States and Other, respectively.

1994

Depreciation expense of $126,495 and $56,860 for Asia and the United States, respectively, is included in the 1994 net income (loss) above. Capital expenditures amounted to $1,856 and $211,762 for Asia and the United States, respectively.

                           3D Image Technology, Inc.

7. RELATED PARTY TRANSACTIONS

The Company had transactions with ITII, the parent company, ITII's wholly-owned subsidiary, Image Technology, Inc. ("ITT"), and Image Technology Japan ("ITJ"), a 40%-owned joint venture of ITII. Transactions with affiliates consist of direct sales through affiliates and collections from customers on sales by affiliates, on the Company's behalf, in the Asian market. Such transactions also consist of the allocation of general and administrative, research and development, and selling expenses incurred by the Parent on the Company's behalf and amounts charged to the Company by ITII for the supply of cameras and printer processors on behalf of the Company. At December 31, 1995 and 1994, the net receivable from affiliates in accompanying balance sheets totalled $0 and $119,523.

1994 unearned revenue represents a $448,618 deposit from ITJ for the future delivery of print material. Total print material sales to ITJ were approximately $1,972,000 and $1,992,000 for the years ended December 31, 1995 and 1994, respectively.

The Parent allocates approximately 75% of its general and administrative expenses, including interest on officer loans described below, to the Company.

Several officers have advanced funds to the Parent representing cash advances, unpaid salaries, and accrued interest thereon. These advances accrue interest at prime rate plus 2%. The total outstanding amount due officers at December 31, 1995 and 1994 totalled approximately $2,141,000 and $1,977,000, respectively. The Company is not a guarantor for the payment of such advances. However, the Company's allocable portion of interest totalled approximately $162,000 and $111,000 for the years ended December 31, 1995 and 1994, respectively.

                           3D Image Technology. Inc.

8.  COMMITMENTS AND CONTINGENCIES

On October 5, 1995, ITII and the Company approved a plan of merger of the affiliated companies. Subsequent to the completion of this merger, the Company will survive as the parent company of the affiliated group. Under the plan of merger, each share of ITII common stock and Class A preferred stock will be redeemed and cancelled by ITII. Such redemption will be effected through the issuance of common shares of the Company, the survivor, in proportion to the pre-merger ITII ownership. This plan of merger has been postponed.
See Note 9.

An affiliate of the Company, ITHK, is liable for unpaid legal fees totalling approximately $600,000. Such legal fees were incurred by ITHK in connection with an action taken as plaintiff in a Hong Kong court. ITHK ceased action against the defendent.

                           3D Image Technology, Inc.

8.  COMMITMENTS AND CONTINGENCIES (continued)

No accrual for such legal fees have been made in the accompanying financial statements. Counsel has advised the Company that such fees are a liability solely of ITHK and such liabilities do not extend to the Company.

9.  SUBSEQUENT EVENTS

On January 1, 1996, the Company issued warrants for the sale of 400,000 shares of $.001 par value common stock to Kalimar, Inc. (the "Warrant holder") at a price of $2.40 per share. Such warrants have a term of one year and the Warrant holder or its successors may sell, assign, exchange or transfer these warrants in accordance with applicable securities laws. If the shares underlying the warrants are not included in an effective registration statement filed by the Company prior to registration, the Company has agreed to register the shares. If the warrant is exercised according to its terms, the Company also has agreed to issue a second warrant on similar terms, for 400,000 shares at a price equal to 10% less the average trading price for the shares plus $.15 per share. In exchange for these warrants and in a separate agreement dated January 30, 1996, Kalimar, Inc. agreed to market and distribute consumer cameras to certain customers on behalf of the Company up to December 31, 1998.

     On January 30, 1996, the Company executed a letter of intent with an Asian investor (the "Investor"), prividing for equity financing in an amount equal to or less than $20 million. On February 6, 1996, the Company received $3 million as part of this financing agreement, and in exchange issued 1,492,537 common shares as a price of $2.01 per share. The initial funding agreement (the "Agreement") privided for a 90 day due diligence period, ending May 6, 1996, at the conclusion of which, the Investor was to contribute an additional $17 million for an additional 8,457,711 shares of common stock. In the event that the Investor determined not to make an additional investment, the Company, pursuant to the Investor's exercise of the Put Right provision s of Section 11 of the Agreement, agreed to redeem such initial $3 million investment. If not redeemed in cash, such amount was to be converted to a promissory note secured by certain assets of the Company, and the Parent, due 120 days thereafter, with interest thereon at prime plus 2%. On May 2, 1996, the Investor requested an extension of the 90 day due diligence period. No extension was granted thus on May 6, 1996, the Investor gave notice of their intention not to proceed with the transaction and exercise the Put Right.

     On May 21, 1996, the Company and the Investor amended certain sections of the Agreement, which revoked the Investor's May 6 notices pertaining to the Put Right and extended the due diligence period 90 days. In connection with the amendment, the Company and the Investor agreed that in the event that the Investor determines not to make an additional investment, the Put Right may be exercisable during the period August 6, 1996 to August 13,1996 (including such dates). If the Put Right is exercised but is not redeemed in cash, the unpaid portion of the Put Right will be converted to a promissory note secured by certain assets of the Company, and the Parent, due 60 days thereafter (on or about October 6, 1996), with interest thereon at prime plus 2%. In addition, the amendment removed provisions whereby the Investor had rights of first refusal and anti-dilution provisions related to other issuances by the Company, except that the Company is required to apply the proceeds of any such issuance to repay any amounts which may be outstanding resulting from the Investor's exercise of the Put Right. As a result, negotiations with other funding sources, suspended under the original terms of the agreement, have been resumed. The company has also delayed the plan of merger described in Note 8.

     In March 1996, a subscription agreement for 500,000 shares of common stock of the Company was executed and the shares were issued for total consideration of $1,175,000 received by the Company. A second subscription agreement for the same price and number of shares has also been signed and is due June 6, 1996. This subscriber is not affiliated in any way with the Company or any officer, director, or employee of the Company.