Form 10QSB/A
period 1996-03-31
3D IMAGE TECHNOLOGY INC /GA/
filed 1996-07-03
CIK 847394

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarters Ended
September 30, June 30, and March 31, 1995           Commission File No. 33-27627

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                            YES XXX         NO
                                ---            ---

18,125,250 COMMON SHARES WERE OUTSTANDING AS OF QUARTERS ENDED SEPTEMBER 30, JUNE 30, AND MARCH 31, 1995.

                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
    as of September 30, 1995, June 30, 1995 and March 31, 1995    . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Condensed Consolidated Statements of Operations
    September 30, 1995, June 30, 1995 and March 31, 1995    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Condensed Consolidated Statements of Cash Flows
    September 30, 1995, June 30, 1995 and March 31, 1995    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . . .   6


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Item 2.  Change In Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 3.  Defaults upon Senior Securities    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 4.  Submission of Matters to a Vote of Security Holders    . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 5.  Other Information    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7


Signatures

                           3D IMAGE TECHNOLOGY, INC.

               Condensed Consolidated Balance Sheets (as amended)


                                                      Nine Months          Six Months          Three Months
                                                        Ending               Ending               Ending
                                                  September 30, 1995      June 30, 1995       March 31, 1995
                                                  ------------------      -------------       --------------
ASSETS

Current assets:
   Cash and cash equivalents                           $  276,273           $  559,822           $  711,300
   Accounts receivable, net                               662,306              380,124              108,761
   Receivables from affiliates, net                       552,626              289,214              596,636
   Inventories                                          1,847,074            1,886,661            1,166,656
   Other current assets                                    64,831                5,643                3,458
                                                       ----------           ----------           ----------
Total current assets                                    3,403,110            3,121,464            2,586,811

Property and equipment, at cost
   Machinery and equipment                              1,859,863            1,851,699            1,851,700
   Furniture and fixtures                                  15,030               15,030               15,030
                                                       ----------           ----------           ----------
Total Property and Equipment                            1,874,893            1,866,729            1,866,730

Less accumulated depreciation                            (342,549)            (289,732)            (236,915)
                                                       ----------           ----------           ----------

Net property and equipment                              1,532,344            1,576,997            1,629,815

Other assets                                               11,778               12,105               12,433
                                                       ----------           ----------           ----------

Total Assets                                           $4,947,232           $4,710,566           $4,229,059
                                                       ==========           ==========           ==========





See notes to condensed consolidated financial statements.

                           3D IMAGE TECHNOLOGY, INC.
               Condensed Consolidated Balance Sheets (as amended)

                                                      Nine Months           Six Months          Three Months
                                                        Ending                Ending               Ending
                                                  September 30, 1995       June 30, 1995       March 31,1995
                                                  ------------------       -------------       -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Currents liabilities:
    Trade accounts payable                              2,070,035              1,946,314            621,468
    Accrued liabilities                                    22,165                262,970            684,786
    Unearned revenue                                       62,167                104,045              2,287
                                                       ----------             ----------         ----------

Total current liabilities                               2,154,367              2,313,329          1,308,541

Shareholders' equity:
    Preferred stock, par value $.001 per share
      Authorized - 5,000,000 shares
      Issued and outstanding - none
    Common stock, par value $.001 per share
      Authorized - 35,000,000 shares
      Issued and outstanding -19,125,250                   19,125                 19,125             19,125
Additional paid-in capital                              4,749,511              4,869,510          4,749,510
Stock subscription receivable                            (237,616)            (1,000,000)        (1,000,000)
Retained Earnings                                      (1,738,155)            (1,491,398)          (878,872)
                                                       ----------             ----------         ----------
Total shareholders' equity                              2,792,865              2,397,371          2,920,518
                                                       ----------             ----------         ----------

Total liabilities and shareholders' equity             $4,947,232             $4,710,566         $4,229,059
                                                       ==========             ==========         ==========

See notes to condensed consolidated financial statements.

                           3D IMAGE TECHNOLOGY, INC.
               Consolidated Statements of Operations (as amended)


                                                      Nine Months           Six Months        Three Months
                                                        Ending                Ending             Ending
                                                   September 30, 1995      June 30,1995       March 31,1995
                                                   ------------------      ------------       -------------
Net Revenue:
    Print Material                                     $   63,905            $  29,553           $2,030,608
    Cameras                                               660,748              489,153              272,255
    Printer Processors                                    197,500               77,000               75,000
    Print Development                                     155,339              139,899               96,327
                                                       ----------            ---------           ----------

Total Net Revenue                                       1,077,492              735,609            2,474,190

Cost of Sales
    Print Material                                         23,343               11,427            1,257,684
    Camera                                                163,254              202,866              122,224
    Print Processors                                       82,423               48,918               49,604
    Print Development                                     120,213              216,743               29,560
                                                       ----------            ---------           ----------

Total Cost of Sales                                       389,233              479,954            1,459,072
                                                       ----------            ---------           ----------

Gross Margin                                              688,259              255,655            1,015,118
                                                       ----------            ---------           ----------

Operating Expenses
    General and Administrative                            662,137              662,137              662,137
    Selling Expenses                                      165,499              129,415               90,283
    Research and Development                               70,938               70,938               70,938
                                                       ----------            ---------           ----------

Total Operating Expenses                                  898,574              862,490              823,358

Operating Income/(Loss)                                  (210,315)            (606,839)             191,760
                                                       ----------            ---------           ----------

    Interest, net                                         (36,442)             (36,442)             (36,442)
                                                       ----------            ---------           ----------

Net Income/(Loss)                                      $ (246,757)           $(643,281)          $  155,318
                                                       ==========            =========           ==========

See notes to condensed consolidated financial statements.

                           3D IMAGE TECHNOLOGY, INC.

               Consolidated Statements of Cash Flows (as amended)


                                                      Nine Months           Six Months         Three Months
                                                         Ending               Ending              Ending
                                                   September 30, 1995      June 30,1995        March 31,1995
                                                   ------------------      ------------        -------------
OPERATING ACTIVITIES
Net income/(loss)                                       $(246,757)           $(643,281)           $ 155,318
Adjustment to reconcile net income
to net cash used in operating activities:
    Depreciation and Amortization                          53,145               53,146               53,886
    Changes in operating assets and liabilities:
       Accounts receivable                               (282,182)            (271,363)             151,705
       Inventories                                         39,587             (720,005)             727,672
       Prepaid expenses and other assets                  (59,188)              (2,185)                (258)
       Accounts payable and accrued expense              (117,081)             903,030              507,179
       Other liabilities and unearned revenue             (41,878)             101,758             (463,834)
                                                        ---------            ---------            ---------

Net cash (used in) provided by operating                 (881,322)            (612,580)           1,100,913

INVESTING ACTIVITIES
Purchases of property and equipment                        (8,164)                 --                   --
                                                        ---------            ---------            ---------
Net cash used in investing activities                      (8,164)                   0                    0

FINANCING ACTIVITIES
Net decrease/(increase) in receivable                    (232,657)             338,173             (446,358)
Proceeds from common stock subscribed                     642,387              120,000                  --
                                                        ---------            ---------            ---------

Net cash provided by financing activities                 409,730              458,173             (446,358)
                                                        ---------            ---------            ---------

Increase in cash                                         (283,549)            (151,478)            (654,555)
Cash, beginning of quarter                                559,822              711,300               56,745
                                                        ---------            ---------            ---------

Cash, end of quarter                                    $ 276,273              559,822              711,300
                                                        =========            =========            =========


See notes to condensed consolidated financial statements.

                           3D IMAGE TECHNOLOGY, INC.

      Notes to Condensed Consolidated Financial Statements (as amended)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, June 30, and March 31, 1995, are not necessarily indicative of results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the 3D Image Technology, Inc. annual report on Form 10-K for the year ended December 31, 1995.

Note B - Inventories

Inventories are summarized as follows:

                                          September 30,          June 30,            March 31,
                                              1995                 1995                1995
                                          -------------         ---------            ---------
Finished goods:
    Consumer cameras                         229,159              183,445              267,118
    Printer processors                       601,035              543,674              386,813
    Print material                           979,892            1,132,819              512,725
    Raw material and component parts          36,989               26,923                    0
                                           ---------            ---------            ---------
                                           1,847,074            1,886,661            1,166,656

Note C - Contingent Matters

On October 5, 1995, ITII and the Company approved a plan of merger of the affiliated companies. Subsequent to the completion of this merger, the Company will survive as the parent company of the affiliated group. Under the plan of merger, each share of ITII common stock and Class A preferred stock will be redeemed and canceled by ITII. Such redemption will be effected through the issuance of common shares of the Company, the survivor, in proportion to the pre-merger ITII ownership. This plan of merger has been postponed.

An affiliate of the Company, ITHK, is liable for unpaid legal fees totaling approximately $600,000. Such legal fees were incurred by ITHK in connection with an action taken as plaintiff in a Hong Kong court. ITHK ceased action against the defendant.

No accrual for such legal fees have been made in the accompanying financial statements. Counsel has advised the Company that such fees are a liability solely of ITHK and such liabilities do not extend to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the first quarter of 1995, the Company had a large sale to one customer of print material which directly contributed to the gain for the quarter. See the previously filed 10K for further discussions of 1995 operating results.

Liquidity and Sources of Capital

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


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material proceedings pending in 1996 in which the Registrant was named as a party.

On March 13, 1995, Image Technology International, Inc. ("ITII"), parent of the Registrant, filed a Complaint against Jerry C. Nims, NimsTec, LLC, LenTec Imaging, Inc., and Thomas J. Steimer in the Superior Court of Fulton County, Georgia. Subsequently, the case was transferred to the Superior Court of Walton County, Georgia. The Complaint alleges that commencing in approximately February 1994, Defendants engaged in a course of conduct and conspiracy to injure and destroy the business and reputation of ITII, including the 3D camera business operated by the Company, in order to gain unfair and unlawful competitive advantage, by making and disseminating false statements and false claims regarding ITII and its principal officers and directors.

ITII was granted a temporary restraining order against Defendants on March 14, 1995. This restraining order was extended indefinitely on April 14, 1996 and remains in effect. ITII is also seeking damages for Defendants' intentional interference with ITII's business and contractual relations, and for exemplary damages to deter similar fraudulent and unlawful conduct, in an amount to be determined at trial. Defendants files answers to the Complaint generally denying the allegations. No claims have been filed in the case by any Defendant against the Company or ITII. The case is still pending.

Item 2.  Change in Securities

During 1995, an installment Subscription Agreement for 500,000 shares of common stock of the Company at a price of $2.00 per share, executed by Drummend Pal, S.A. on August 30, 1994 and amended on October 21, 1994, was fulfilled and the 500,000 shares were issued to Drummend Pal in 1995. These shares are restricted by agreement and cannot be transferred or sold for a period of two years from the date of issue. Drummend Pal, S.A. is not affiliated in any way with any officer, director or employee of the Company.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the company's security holders during the quarter of the fiscal period covered by this report.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        3D IMAGE TECHNOLOGY, INC.


          7/3/96                                  /s/ ALLEN LO
- --------------------------              -------------------------------------
           Date                         ALLEN LO
                                        Chairman and Chief Executive Officer


          7/3/96                                  /s/ SUNNY IP
- --------------------------              -------------------------------------
           Date                         SUNNY IP
                                        Director and Treasurer