Form 10QSB
period 1996-03-31
3D IMAGE TECHNOLOGY INC /GA/
filed 1996-07-03
CIK 847394

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended
March 31, 1996                                      Commission File No. 33-27627
- --------------------------------------------------------------------------------

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

                            YES XXX         NO
                               -----           -----

         21,117,787 COMMON SHARES WERE OUTSTANDING AS OF MARCH 31, 1996

                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
         as of March 31, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Condensed Consolidated Statements of Operations
         three months ended March 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Condensed Consolidated Statements of Cash Flows
         three months ended March 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Notes to Condensed Consolidated Financial Statements March 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . .   5

Item 2.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 2.  Change In Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 3.  Defaults upon Senior Securities    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 4.  Submission of Matters to a Vote of Security Holders    . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 5.  Other Information    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11


Signatures

                           3D IMAGE TECHNOLOGY, INC.


                     Condensed Consolidated Balance Sheets


                                                              March 31,           December 31
                                                                1996                 1995
                                                             (Unaudited)            (Note)
                                                             -----------          -----------
ASSETS
Currents assets:
   Cash and cash equivalents                                 $2,885,926            $  360,571
   Accounts receivable net                                      780,771               754,623
   Receivables from affiliates, net                           1,083,616                    --
   Inventories                                                1,656,142             1,811,806
   Prepaid expenses and other current assets                    153,822               146,255
                                                             ----------            ----------
Total current assets                                          6,560,276             3,073,254

Property and equipment, at cost:
   Machinery and equipment                                    2,083,907             1,994,757
   Leasehold improvements                                        13,321                13,321
   Furniture and fixtures                                        19,047                19,047
                                                             ----------            ----------
                                                              2,116,275             2,027,125
Less accumulated depreciation                                   420,609               369,279
                                                             ----------            ----------
                                                              1,695,666             1,657,846

Other assets                                                      8,589                11,451
                                                             ----------            ----------
                                                             $8,264,531            $4,742,551
                                                             ==========            ==========


NOTE:
The balance sheet at December 31, 1995 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                           3D IMAGE TECHNOLOGY, INC.


                     Condensed Consolidated Balance Sheets



                                                             March 31,            December 31
                                                               1996                  1995
                                                            (Unaudited)             (Note)
                                                            -----------           -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payables                                  $ 1,881,391           $ 2,041,088
   Accrued liabilities                                          611,831               255,706
   Unearned revenue                                              49,194                52,057
                                                            -----------           -----------
Total current liabilities                                     2,542,416             2,348,851

Shareholders' equity:
   Preferred stock, par value $.001 per share:
      Authorized - 5,000,000 shares
      Issued and outstanding - none                                  --                    --
   Common stock, par value $.001 per share:
      Authorized - 35,000,000, shares
      Issued and outstanding - 21,117,787 and
      19,125,250 shares                                          21,118                19,125
   Additional paid-capital                                    8,505,017             4,749,510
   Accumulated deficit                                       (2,804,020)           (2,374,935)
                                                            -----------           -----------

Total shareholders' equity                                    5,722,115             2,393,700
                                                            -----------           -----------

Total liabilities and shareholders' equity                  $ 8,264,531           $ 4,742,551
                                                            ===========           ===========



See notes to condensed consolidated financial statements.

                           3D IMAGE TECHNOLOGY, INC.


                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                1996                 1995
                                                                ----                 ----
Net Revenue:
   Print Material                                            $   95,797           $ 2,030,608
   Cameras                                                      609,765               272,255
   Printer Processors                                           520,788                75,000
   Print Development                                            166,900                96,327
                                                             ----------           -----------
Total Net Revenue                                             1,393,250             2,474,190

Cost of Sales
   Print Material                                            $   55,992           $ 1,257,684
   Cameras                                                      359,099               122,224
   Printer Processors                                           290,982                49,604
   Print Development                                             81,619                29,560
                                                             ----------           -----------

Total Cost of Sales                                             787,692             1,459,072
                                                             ----------           -----------
Gross Margin                                                    605,558             1,015,118

Operating Expenses
   Selling Expense                                              315,349                90,283
   Research and Development                                      37,780                70,938
   General and Administrative                                   646,508               662,137
                                                             ----------           -----------
Total Operating expenses                                        999,637               823,358
                                                             ----------           -----------
Operating (Loss)/Income                                        (394,079)              191,760

Net Interest Expense                                            (35,005)              (36,442)
                                                             ----------           -----------

Net (Loss)/Income                                            ($ 429,084)          $   155,318
                                                             ==========           ===========


See notes to condensed consolidated financial statements.

                           3D IMAGE TECHNOLOGY, INC.


                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                1996                  1995
                                                                ----                  ----
OPERATING ACTIVITIES

Net (Loss)/Income                                           ($  429,084)           $  155,318
Adjustments to reconcile net income/(loss),
to net cash used in operating activities:
   Depreciation                                                  51,329                53,560
   Changes in operating assets and liabilities:
      Accounts Receivable                                       (26,147)              151,705
      Inventories                                               155,664               727,672
      Prepaid expenses and other assets                         (10,431)                 (258)
      Accounts payable and accrued expenses                   2,899,291               507,179
      Other liabilities and unearned revenue                         --              (463,834)
                                                            -----------            ----------
Net cash provided by operating activities                     2,640,622             1,100,913

INVESTING ACTIVITIES

Purchases of property and equipment                             (89,150)                   --
                                                            -----------            ----------
Net cash used in investing activities                           (89,150)                    0

FINANCING ACTIVITIES

Net increase in receivable from affiliates                   (1,083,617)             (446,358)
Proceeds from common stock subscribed                         1,057,500                    --
                                                            -----------            ----------
Net cash used in financing activities                           (26,117)             (446,358)

Increase (decrease) in cash                                   2,525,355              (654,555)
Cash, beginning of quarter                                      360,571                56,745
                                                            -----------            ----------
Cash, end of quarter                                        $ 2,885,926            $  711,300
                                                            ===========            ==========



See notes to condensed consolidated financial statements.

                           3D IMAGE TECHNOLOGY, INC.


              Notes to Condensed Consolidated Financial Statements



Note A - Basis of  Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1996, are not necessarily indicative of results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the 3D Image Technology, Inc. annual report on Form 10-K for the year ended December 31, 1995.

Note B - Inventories

Inventories at March 31 are summarized as follows:

                                                                1996
                                                                ----
               Finished goods:
                  Consumer cameras                           $  153,751
                  Printer processors                            219,612
                  Print material                                786,135
                  Raw material and component parts              496,644
                                                             ----------
                                                             $1,656,142
                                                             ==========



Note C - Shareholders' Equity

On January 30, 1996, the Company executed a letter of intent with an Asian investor (the "Investor"), providing for equity financing in an amount equal to or less than $20 million. On February 6, 1996, the Company received $3 million as part of this financing agreement, and in exchange issued 1,492,537 common shares at a price of $2.01 per share. The initial funding agreement (the "Agreement") provided for a 90 day due diligence period, ending May 6, 1996, at the conclusion of which, the Investor was to contribute an additional $17 million for an additional 8,457,711 shares of common stock. In the event that the Investor determined not to make an additional investment, the Company, pursuant to the Investor's exercise of the Put Right provisions of Section 11 of the Agreement, agreed to redeem such initial $3 million investment.

If not redeemed in cash, such amount would be converted to a promissory note secured by certain assets of the Company, and the Parent, due 120 days thereafter, with interest thereon at prime plus 2%. On May 2, 1996, the Investor requested an extension of the 90 day due diligence period. No extension was granted thus on May 6, 1996, the Investor gave notice of their intention not to proceed with the transaction and exercise the Put Right.

On May 21, 1996, the Company and the Investor amended certain sections of the Agreement, which revoked the Investor's May 6 notices pertaining to the Put Right and extended the due diligence period 90 days. In connection with the amendment, the Company and the Investor agreed that in the event that the Investor determines not to make an additional investment, the Put Right may be exercisable during the period August 6, 1996 to August 13, 1996 (including such dates). If the Put Right is exercised but is not redeemed in cash, the unpaid portion of the Put Right will be converted to a promissory note secured by certain assets of the Company, and the Parent, due 60 days thereafter (on or about October 6, 1996), with interest thereon at prime plus 2%. In addition, the amendment removed provisions whereby the Investor had rights of first refusal and anti-dilution provisions related to other issuances by the Company, except that the Company is required to apply the proceeds of any such issuance to repay any amounts which may be outstanding resulting from the Investor's exercise of the Put Right. As a result, negotiations with other funding sources, suspended under the original terms of the agreement, have been resumed.

In March 1996, a subscription agreement for 500,000 shares of common stock of the Company was executed and the shares were issued for total consideration of $1,175,000 received by the Company. A second subscription agreement for the same price and number of shares has also been signed and is due July 21, 1996. This subscriber is not affiliated in any way with the Company or any officer, director, or employee of the Company.

On January 1, 1996, the Company issued warrants for the sale of 400,000 shares of $.001 par value common stock to Kalimar, Inc. (the "Warrant holder") at a price of $2.40 per share. Such warrants have a term of one year and the Warrant holder or its successors may sell, assign, exchange or transfer these warrants in accordance with applicable securities laws. If the shares underlying the warrants are not included in an effective registration statement filed by the Company prior to the exercise date, the Company has agreed to register the shares and to extend the exercise date in order to complete the registration. If the warrant is exercised according to its terms, the Company also has agreed to issue a second warrant on similar terms, for 400,000 shares at a price equal to 10% less the average trading price for the shares plus $.15 per share. In exchange for these warrants and in a separate agreement dated January 30, 1996, Kalimar, Inc. agreed to market and distribute consumer cameras to certain customers on behalf of the Company up to December 31, 1998.

Note D - Contingent Matters

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

This plan of merger was postponed because of continuing negotiations with an Asian investor group for a significant capital investment in the Company and continuing management discussions regarding the optimum corporate structure after the merger. It is anticipated that the merger will be submitted to the shareholders at the next shareholder meeting.

Image Technology (Hong Kong) Ltd. (ITHK), an affiliate of the Company, is liable for legal fees estimated to be in the range of $600,000, arising out of a lawsuit filed by ITHK on its own behalf and on behalf of two unrelated Chinese companies seeking damages for fraud and misrepresentation. The defendants in that suit, an individual resident of Hong Kong and companies controlled by or affiliated with that individual, were represented by Hong Kong Legal Aid, after claiming no assets or income to pay legal expenses. While ITHK believes that the individual transferred and concealed assets to avoid liability, the cost of proceeding with the lawsuit was prohibitive and collection of any judgement was problematic. Accordingly, ITHK withdrew the lawsuit, giving rise to liability for legal fees under the Hong Kong (British) system of reimbursement of costs of litigation. The Company has obtained a formal opinion of independent Hong Kong legal counsel that the company has no liability for any such legal fees or costs assessed against ITHK.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total sales decreased by $1,084,000, to approximately $1,390,000 for the quarter ended March 31, 1996, from approximately $2,474,000 for the quarter ended March 31, 1995. This decrease was the result of one large sale of print material in the first quarter of 1995 of $1,900,000, which was not repeated in the first quarter of 1996. This drop in the first quarter of 1996 sales was mitigated by increases in consumer camera sales of $337,000, printer processors sales of $445,000, and print development sales of $71,000.

Cost of sales decreased by approximately $670,000, from approximately $1,459,000 for the quarter ended March 31, 1995 to approximately $788,000 for the quarter ended March 31, 1996. This decrease was directly related to the decrease in print material sales.

Gross margins on revenues decreased from approximately $1,015,000 for the quarter ended March 31, 1995 to approximately change to $606,000 for the quarter ended March 31, 1996, as the Company sold less print material in the first quarter of 1996 as compared to the 1995 first quarter. The gross margin percentage for the quarter ended March 31, 1996 was 43% as compared to 41% for the quarter ended March 31, 1995.

Selling expenses were approximately $315,000 for the quarter ended March 31, 1996, or 23% of total revenues, as compared to approximately $90,000 for the quarter ended March 31, 1995, or 3% of total revenues. Additional selling expenses are instrumental to increased camera sales.

Research and development expenses decreased from approximately $71,000 for the quarter ended March 31, 1995 to approximately $38,000 for the quarter ended March 31, 1996. Such expenditures are associated with research and development of existing and potential new three dimensional products and services.

The net loss increased by approximately $584,000 from income for the quarter ending March 31,1995 of approximately $155,318 to a loss of approximately $429,000 for the quarter ending March 31, 1996, respectively. The increase in the 1996 loss as compared to 1995 is primarily a result of the decrease in gross margin from the decline in print material sales, and the increase in selling expenses.

Receivables from affiliates increased in the first quarter of 1996 due to the payment of a large print material invoice for a related company by the Company. Management expects this balance to be repaid by the end of 1996.

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has adopted Statement 121 in the first quarter of 1996 and, and based on the best information available regarding the undiscounted cash flows from future operations, no recognition of impairment losses is required on any company assets.

Liquidity and Sources of Capital

Cash provided by operations during the period ended March 31, 1996 totaled approximately $2,640,000 as compared to cash provided by operations for the period ended March 31, 1995 totaling approximately $1,101,000. This cash was provided from increases in accounts payable and accrued expenses in both 1996 and 1995, and reductions in inventory in 1995.

On January 30, 1996, the Company executed a letter of intent with an Asian investor (the "Investor"), providing for equity financing in an amount equal to or less than $20 million. On February 6, 1996, the Company received $3 million as part of this financing agreement, and in exchange issued 1,492,537 common shares at a price of $2.01 per share. The initial funding agreement (the "Agreement") provided for a 90 day due diligence period, ending May 6, 1996, at the conclusion of which, the Investor was to contribute an additional $17 million for an additional 8,457,711 shares of common stock. In the event that the Investor determined not to make an additional investment, the Company, pursuant to the Investor's exercise of the Put Right provisions of Section 11 of the Agreement, agreed to redeem such initial $3 million investment. If not redeemed in cash, such amount was to be converted to a promissory note secured by certain assets of the Company, and the Parent, due 120 days thereafter, with interest thereon at prime plus 2%. On May 2, 1996, the Investor requested an extension of the 90 day due diligence period. No extension was granted thus on May 6, 1996, the Investor gave notice of their intention not to proceed with the transaction and exercise the Put Right.

On May 21, 1996, the Company and the Investor amended certain sections of the Agreement, which revoked the Investor's May 6 notices pertaining to the Put Right and extended the due diligence period 90 days. In connection with the amendment, the Company and the Investor agreed that in the event that the Investor determines not to make an additional investment, the Put Right may be exercisable during the period August 6, 1996 to August 13,1996 (including such dates). If the Put Right is exercised but is not redeemed in cash, the unpaid portion of the Put Right will be converted to a promissory note secured by certain assets of the Company, and the Parent, due 60 days thereafter (on or about October 6, 1996), with interest thereon at prime plus 2%. In addition, the amendment removed provisions whereby the Investor had rights of first refusal and anti-dilution provisions related to other issuances by the Company, except that the Company is required to apply the proceeds of any such issuance to repay any amounts which may be outstanding resulting from the Investor's exercise of the Put Right. As a result, negotiations with other funding sources, suspended under the original terms of the agreement, have been resumed. The Company has also delayed the plan of merger at this point.

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

On March 13, 1995, Image Technology International, Inc. ("ITII"), parent of the Registrant, filed a Complaint against Jerry C. Nims, NimsTec, LLC, LenTec Imaging, Inc., and Thomas J. Steimer in the Superior Court of Fulton County, Georgia. Subsequently, the case was transferred to the Superior Court of Walton County, Georgia. The Complaint alleges that commencing in approximately February, 1994, Defendants engaged in a course of conduct and conspiracy to injure and destroy the business and reputation of ITII, including the 3D camera business operated by the Company, in order to gain unfair and unlawful competitive advantage, by making and disseminating false statements and false claims regarding ITII and its principal officers and directors.

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

The case is still pending and the period for discovery has now ended, although the Defendants engaged in no discovery. Defendants recently filed a motion to disqualify ITII's legal counsel in the action on the grounds that he was also a director of ITII and the Company and allegedly owned an interest in either ITII or the Company. Defendants' theory was that, if such an interest existed and, as Defendants further argued, ITII sought the restraining order against further false statements by Defendants, solely as an anti-competitive device to prevent Defendants from entering into the 3D consumer markets, then ITII's counsel would have a conflict of interest. As a second theory, Defendants argued that the Company, with the assistance of counsel, issued unregistered shares in 1993 to a Bahamas company, Drummend Pal, S.A., an unrelated entity, in reliance on the Regulation S exemption from registration, but that this exemption did not apply. This motion has been responded to on behalf of ITII, denying that any such conflict exists, among other reasons because counsel owns no stock or stock options either in the Company or in ITII. With respect to the alleged Regulation S offering violation, prior to 1994, the Company was an inactive shell company unaffiliated with ITII and no shares were issued by the Company to Drummend Pal, S.A. or anyone else in 1993, whether or not in reliance on Regulation S. The Company first became affiliated with ITII in January 1994 (after the alleged Regulation S offering), when the Company acquired all of the assets of a subsidiary of ITII for stock. No decision has been entered yet by the Court, although ITII is confident that the motion will be denied since there is no basis for the motion. In addition, despite lack of any factual or legal basis for the motion to disqualify, ITII's counsel in the lawsuit, Mr. Robert Hipple, advised the board of Directors of the Company that he would not stand for re-election to the Board of the Company or ITII at the next annual shareholder meeting, so that such similar frivolous motions can be prevented. On June 5, 1996, Defendants also filed a Motion to Dissolve the Temporary Restraining Order, on the grounds that it had been entered without their consent and knowledge, despite actual service on Defendants and their appearance at the last hearing extending the restraining order. This motion also has been responded to by ITII.

Item 2.   Change in Securities

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

In March 1996, a Subscription Agreement for 500,000 shares of common stock of the Company was executed and the shares were issued for total consideration of $1,175,000 received by the Company. A second subscription agreement for the same price and number of shares has also been signed and is due July 21, 1996.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the first quarter of the fiscal period covered by this report.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                          3D IMAGE TECHNOLOGY, INC.


       7/3/96                                     /s/ ALLEN LO
- ------------------------------            ------------------------------------
Date                                      ALLEN LO
                                          Chairman and Chief Executive Officer


       7/3/96                                     /s/ SUNNY IP
- ------------------------------            ------------------------------------
Date                                      SUNNY IP
                                          Director and Treasurer