Form 10QSB
period 1996-06-30
3D IMAGE TECHNOLOGY INC /GA/
filed 1996-08-14
CIK 847394

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
June 30, 1996                                     Commission File No. 33-27627
- --------------------------------------------------------------------------------



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

         19,625,250 COMMON SHARES WERE OUTSTANDING AS OF JUNE 30, 1996

                                     INDEX



PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets
      as of  June 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

Condensed Consolidated Statements of Operations
      three months ended June 30, 1996 and 1995; six months ended June 30, 1996 and 1995  . . . . . . . . . . . . .  3

Condensed Consolidated Statements of Cash Flows
      six months ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Notes to Condensed Consolidated Financial Statements June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . .  5

Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 2.      Change In Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 3.      Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 5.      Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


Signatures

                           3D IMAGE TECHNOLOGY, INC.


                     Condensed Consolidated Balance Sheets


                                                               June 30             December 31
                                                                 1996                 1995
                                                             (Unaudited)             (Note)
                                                              ---------            ----------
ASSETS

Currents assets:
   Cash and cash equivalents                                 $1,126,540            $  360,571
   Accounts receivable, net                                     908,614               754,623
   Receivables from affiliates, net                           1,186,852                 -----
   Inventories                                                1,770,813             1,811,806
   Prepaid expenses and other current assets                    181,129               146,254
                                                             ----------            ----------

Total current assets                                          5,173,948             3,073,254

Property and equipment, at cost:
   Machinery and equipment                                    2,090,813             1,994,757
   Leasehold improvements                                        13,321                13,321
   Furniture and fixtures                                        19,047                19,047
                                                             ----------            ----------
                                                              2,123,181             2,027,125
Less accumulated depreciation                                   474,753               369,279
                                                             ----------            ----------
                                                              1,648,428             1,657,846

Other assets                                                      5,726                11,451
                                                             ----------            ----------
Total assets                                                 $6,828,102            $4,742,551
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

                           3D IMAGE TECHNOLOGY, INC.


                     Condensed Consolidated Balance Sheets



                                                              June 30              December 31
                                                                1996                  1995
                                                             (Unaudited)             (Note)
                                                             ----------            ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payables                                   $1,012,204            $2,041,088
   Promissory note payable                                    3,000,000                    --
   Accrued liabilities                                           45,301               255,706
   Unearned revenue                                              49,041                52,057
                                                             ----------            ----------
Total current liabilities                                     4,106,546             2,348,851

Shareholders' equity:
   Preferred stock, par value $.001 per share:
      Authorized - 5,000,000 shares
      Issued and outstanding - none                                  --                    --
   Common stock, par value $.001 per share:
      Authorized - 35,000,000, shares
      Issued and outstanding - 19,625,250 and
      19,125,250 shares                                          19,625                19,125
   Additional paid-capital                                    5,924,510             4,749,510
   Accumulated deficit                                       -3,222,579            -2,374,935
                                                             ----------            ----------

Total shareholders' equity                                    2,721,556             2,393,700
                                                             ----------            ----------

Total liabilities and shareholders' equity                   $6,828,102            $4,742,551
                                                             ==========            ==========



See notes to condensed consolidated financial statements.

                           3D IMAGE TECHNOLOGY, INC.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                             Three Months Ended          Six Months Ended
                                                  June 30                     June 30
                                                 ---------                   ---------
                                         1996            1995            1996             1995
                                       ---------      -----------    -----------       ----------
Net Revenue:
   Print Material                     $   81,528      $    29,553    $   177,325       $2,060,161
   Cameras                               641,253          489,153      1,251,018          761,408
   Printer Processors                    113,087           77,000        633,875          152,000
   Print Development                     231,606          139,899        398,506          236,226
                                      ----------      -----------    -----------       ----------

Total Net Revenue                      1,067,474          735,605      2,460,724        3,209,795

Cost of Sales
   Print Material                         47,268           11,427        103,260        1,269,111
   Cameras                               457,656          202,866        886,603          325,090
   Printer Processors                     67,852           48,918        358,834           98,522
   Print Development                     165,119          216,743        315,645          246,303
                                      ----------      -----------    -----------       ----------
Total Cost of Sales                      737,895          479,954      1,664,342        1,939,026
                                      ----------      -----------    -----------       ----------

Gross Margin                             329,579          255,651        796,382        1,270,769


Operating Expenses
   Selling Expense                       157,159          129,415        417,722          219,698
   Research and Development              103,360           70,938        210,103          141,876
   General and Administrative            454,042          662,137        947,618        1,324,274
                                      ----------      -----------    -----------       ----------
Total Operating expenses                 714,561          862,490      1,575,443        1,685,848
                                      ----------      -----------    -----------       ----------
Operating Loss                          -384,982         -606,839       -779,061         -415,079

Net Interest Expense                     -33,578         - 36,443        -68,583          -72,884
                                      ----------      -----------    -----------       ----------
Net Loss                              $ -418,560      $  -643,282    $  -847,644       $ -487,963
                                      ==========      ===========    ===========       ==========

Net loss per share                    $     -.02      $      -.03    $      -.04       $     -.02
                                      ==========      ===========    ===========       ==========

See notes to condensed consolidated financial statements.

                           3D IMAGE TECHNOLOGY, INC.


                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                             Six Months Ended
                                                                                  June 30
                                                                                  -------

                                                                         1996              1995
                                                                         ----              ----
OPERATING ACTIVITIES

Net Loss                                                              $ -847,644        $-487,963
Adjustments to reconcile net income/(loss),
to net cash used in operating activities:
   Depreciation                                                          112,205          107,032
   Changes in operating assets and liabilities:
      Accounts Receivable                                               -153,991         -119,658
      Inventories                                                         40,993            7,667
      Prepaid expenses and other                                         -35,881           -2,443
      Accounts payable and accrued expenses                           -1,028,884        1,410,209
      Other liabilities and unearned revenue                            -213,421         -362,076
                                                                      ----------        ---------

Net cash (used) provided by operating activities                      -2,126,623          552,768

INVESTING ACTIVITIES
Purchases of property and equipment                                      -96,056           ---
                                                                      ----------        ---------
Net cash used in investing activities                                    -96,056           ---

FINANCING ACTIVITIES
Proceeds from promissory note payable                                  3,000,000           ---
Proceeds from common stock subscribed                                  1,175,500         -169,691
Net increase in receivable from affiliates                            -1,186,852          120,000
                                                                      ----------        ---------

Net cash used in financing activities                                  2,988,648          -49,691

Increase in cash                                                         765,969          503,077
Cash, beginning of period                                                360,571           56,745
                                                                      ----------        ---------

Cash, end of period                                                   $1,126,540        $ 559,822
                                                                      ==========        =========

See notes to condensed consolidated financial statements.

                           3D IMAGE TECHNOLOGY, INC.


              Notes to Condensed Consolidated Financial Statements



Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 1996, are not necessarily indicative of results that may be expected for the year ended December 31, 1996. Certain reclassifications have been made in the first quarter Condensed Consolidated Statements of Operations between cost of sales, and operating expenses (including selling expense, research and development, and general and administrative). For further information, refer to the consolidated financial statements and footnotes thereto included in the 3D Image Technology, Inc. annual report on Form 10-K for the year ended December 31, 1995.

Note B - Inventories

Inventories at June 30, are summarized as follows:

                                                                  1996
                                                                  ----
                  Finished goods:
                  Consumer cameras                          $  125,697
                  Printer processors                            95,131
                  Print material                               906,746
                  Raw material and component parts             643,239
                                                            ----------
                                                            $1,770,813
                                                            ==========

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

On May 21, 1996, the Company and the Investor amended certain sections of the Agreement, which revoked the Investor's May 6 notices pertaining to the Put Right and extended the due diligence period 90 days. In connection with the amendment, the Company and the Investor agreed that in the event that the Investor determines not to make an additional investment, the Put Right may be exercisable during the period August 6, 1996 to August 13, 1996 (including such dates). If the Put Right is exercised but is not redeemed in cash, the unpaid portion of the Put Right will be converted to a promissory note secured by certain assets of the Company, and the Parent, due 60 days thereafter (on or about October 6, 1996), with interest thereon at prime plus 2%. In addition, the amendment removed provisions whereby the Investor had rights of first refusal and anti-dilution provisions related to other issuances by the Company, except that the Company is required to apply the proceeds of any such issuance to repay any amounts which may be outstanding resulting from the Investor's exercise of the Put Right. As a result, negotiations with other funding sources, suspended under the original terms of the agreement, have been resumed. On August 12, 1996, the Investor gave notice of its intent to exercise the Put Right, and the conversion of the equity investment to a promissory note has been reflected in the financial statements for the quarter ended June 30, 1996.

In March 1996, a previous subscription agreement for 500,000 shares of common stock of the Company was funded and the shares were issued for total consideration of $1,175,000 received by the Company. This subscriber is not affiliated in any way with the Company or any officer, director, or employee of the Company.

On March 8, 1996 this same investor executed a second subscription agreement for 500,000 share at $2.35 per share, due May 8, 1996. On May 4, 1996, this Agreement was extended to June 8, 1996, and it has now been extended to September 8, 1996.

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

This plan of merger was postponed because of continuing negotiations with an Asian investor group for a significant capital investment in the Company and continuing management discussions regarding the optimum corporate structure after the merger. It is anticipated that the merger will be submitted to the shareholders at the next shareholder meeting, and will be completed on December 31, 1996.

Image Technology (Hong Kong) Ltd. (ITHK), an affiliate of the Company, is liable for legal fees estimated to be in the range of $600,000, arising out of a lawsuit filed by ITHK on its own behalf and on behalf of two unrelated Chinese companies seeking damages for fraud and misrepresentation. The defendants in that suit, an individual resident of Hong Kong and companies controlled by or affiliated with that individual, were represented by Hong Kong Legal Aid, after claiming no assets or income to pay legal expenses. While ITHK believes that the individual transferred and concealed assets to avoid liability, the cost of proceeding with the lawsuit was prohibitive and collection of any judgment was problematic. Accordingly, ITHK withdrew the lawsuit, giving rise to liability for legal fees under the Hong Kong (British) system of reimbursement of costs of litigation. ITHK has made formal application for dissolution under Hong Kong law, and is in the process of winding up. The dissolution of ITHK, which has no assets, is not expected to have any effect on ITII or the Company. The Company has obtained a formal opinion of independent Hong Kong legal counsel that the Company has no liability for any legal fees or costs assessed against ITHK.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total sales increased by $331,900, to approximately $1,067,500 for the quarter ended June 30, 1996, from approximately $735,600 for the quarter ended June 30, 1995. This increase was a direct result of increases in sales, primarily increases in cameras sales of $152,100 and related print development sales increases of $91,700.

For the two quarter period ended June 30, 1996 total sales decreased by $749,000 to approximately $2,460,700 for the period ended June 30, 1996, from approximately $3,209,800 for the period ended June 30, 1995. This decrease was the result of one large sale of print material in the first quarter of 1995 of $1,900,000, which was not repeated in 1996. This drop in print material sales in 1996 sales was mitigated by increases in consumer camera sales of $489,600, printer processor sales of $481,900, and print development sales of $162,300.

Cost of sales was $737,900 for the quarter ended June 30, 1996, an increase of approximately $257,900, from approximately $480,000 for the quarter ended June 30, 1995. This increase was directly related to increased sales volumes of cameras, printer processors, and print development.

Cost of sales decreased by approximately $274,700, from approximately $1,939,000 for the two quarter period ended June 30, 1995 to approximately $1,664,300 for the period ending June 30, 1996. This decrease was directly related to decreased print material sales which was offset by higher sales volumes of cameras, printer processors, and print development.

Gross margins on revenues increased from approximately $255,700 for the quarter ended June 30, 1995 to approximately $329,600 for the quarter ended June 30, 1996, as the Company's sales increased. The gross margin percentage for the quarter ended June 30, 1996 was 31% as compared to 35% for the quarter ended June 30, 1995.

Gross margins on revenues decreased from approximately $1,270,800 for the two quarter period ended June 30, 1995 to approximately $796,400 for the period ended June 30, 1996, due to the decline in print material sales discussed above which was offset by increases in other products. The gross margin percentage for the two quarter period ended June 30, 1996 was 32% as compared to 40% for the period ended June 30, 1995.

Selling expenses were approximately $157,200 for the quarter ending June 30, 1996, or 15% of total revenues, as compared to approximately $129,400 for the quarter ending June 30, 1995, or 18% of total revenues. Selling expenses were approximately $417,700 for the two quarter period ended June 30, 1996, or 17% of total revenues, as compared to approximately $219,700 for the period ended June 30, 1995, or 7% of total revenues. Additional selling expenses bear a direct relationship to increased camera sales.

Research and development expenses increased from approximately $71,000 for the quarter ended June 30, 1995 to approximately $103,400 for the quarter ended June 30, 1996. For the two month period ended June 30, 1996 research and development expenses were $210,100, an increase over the expenditure of $141,900 for the same period ended June 30, 1995. Such expenditures are associated with research and development of existing and potential new three dimensional products and services.

The net loss for the quarter ended June 30, 1996 was $418,600, as compared to a loss of $643,300 for the same period last year, a decline of $224,700. The decline in the loss between quarters is due primarily to an increase in gross margin of $73,900 and lower general and administrative expenses of $208,100. For the six month period ended June 30, 1996 the net loss was $847,644, as compared to $488,000 for the same period in 1995. This increase in year-to-date losses of $359,700 in 1996, as compared to 1995, is a direct result of the decrease in gross margin from the decline in print material sales.

Management is currently focused on restructuring the operations of the Company to achieve expense reductions in light of increased sales volumes for cameras, printer processors, and print development, and is in the process of formalizing a plan to bring the Company to profitability by the end of this year.

Receivables from affiliates increased in 1996 due to the payment of a large print material invoice for a related company by the Company, and payments of intercompany expenses. Management expects this balance to be repaid by the end of 1996. This affiliate is included in the plan of merger discussed in Note D.

Trade accounts payable decreased by $1,029,900 in 1996 due to the payment of a large balance due to an unrelated party for print material. The increase of $3,000,000 in promissory note payable is a result of the exercise of the Put Right by a former investor as discussed in Note C.

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has adopted Statement 121 in the first quarter of 1996 and, based on the best information available regarding the undiscounted cash flows from future operations, no recognition of impairment losses is required on any company assets.

Liquidity and Sources of Capital

Cash used by operations during the period ended June 30, 1996 totaled approximately $2,126,000 as compared to cash provided by operations for the period ended June 30, 1995 totaling approximately $552,800.

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

On May 21, 1996, the Company and the Investor amended certain sections of the Agreement, which revoked the Investor's May 6 notices pertaining to the Put Right and extended the due diligence period 90 days. In connection with the amendment, the Company and the Investor agreed that in the event that the Investor determines not to make an additional investment, the Put Right may be exercisable during the period August 6, 1996 to August 13,1996 (including such dates). If the Put Right is exercised but is not redeemed in cash, the unpaid portion of the Put Right will be converted to a promissory note secured by certain assets of the Company, and the Parent, due 60 days thereafter (on or about October 6, 1996), with interest thereon at prime plus 2%. In addition, the amendment removed provisions whereby the Investor had rights of first refusal and anti-dilution provisions related to other issuances by the Company, except that the Company is required to apply the proceeds of any such issuance to repay any amounts which may be outstanding resulting from the Investor's exercise of the Put Right. As a result, negotiations with other funding sources, suspended under the original terms of the agreement, have been resumed. On August 12, 1996, the Investor gave notice of its intent to exercise the Put Right, and the conversion of the equity investment to a promissory note has been reflected in the financial statements for the quarter ended June 30, 1996.

Management of the Company continues to seek additional sources of capital. Management believes that additional capital is necessary to enable the Company to effectively market and distribute its 3D cameras, as well as establish an adequate print development infrastructure in the markets in which the Company plans to increase distribution. A preliminary agreement has been entered into on August 5, 1996 with another investor which will result in a total investment of $20,000,000 for 10,000,000 shares of common stock, if completed. Management is continuing to pursue this agreement and a meeting has been scheduled with this investor group in Atlanta during the last half of August. No assurance can be given that the Company will be able to obtain additional capital in order to continue the Company's investment in marketing, distribution, and the establishment of a print development network.


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

The case is still pending and the period for discovery has now ended, although the Defendants engaged in no discovery. Defendants recently filed a motion to disqualify ITII's legal counsel in the action on the grounds that he was also a director of ITII and the Company and allegedly owned an interest in either ITII or the Company. Defendants' theory was that, if such an interest existed and, as Defendants further argued, ITII sought the restraining order against further false statements by Defendants, solely as an anti-competitive device to prevent Defendants from entering into the 3D consumer markets, then ITII's counsel would have a conflict of interest. As a second theory, Defendants argued that the Company, with the assistance of counsel, issued unregistered shares in 1993 to a Bahamas company, Drummend Pal, S.A., an unrelated entity, in reliance on the Regulation S exemption from registration, but that this exemption did not apply. This motion has been responded to on behalf of ITII, denying that any such conflict exists, among other reasons because counsel owns no stock or stock options either in the Company or in ITII. With respect to the alleged Regulation S offering violation, prior to 1994, the Company was an inactive shell company, was unaffiliated with ITII, and did not issue any shares to Drummend Pal, S.A. or to anyone else in 1993. The Company first became affiliated with ITII in January 1994 (after the alleged, but non-existent, Regulation S offering), when the Company acquired all of the assets of a subsidiary of ITII for stock. No decision has been entered yet by the Court, although ITII is confident that the motion will be denied since there is no basis for the motion. In addition, despite lack of any factual or legal basis for the motion to disqualify, ITII's counsel in the lawsuit, Mr. Robert Hipple, advised the Board of Directors of the Company that he would not stand for re-election to the Board of the Company or ITII at the next annual shareholder meeting, so that similar frivolous motions can be prevented. On June 5, 1996, Defendants also filed a Motion to Dissolve the Temporary Restraining Order, on the grounds that it had been entered without their consent and knowledge, despite actual service on Defendants and their appearance at the last hearing extending the restraining order. The Temporary Restraining Order which Defendents seek to dissolve prohibits them from making additional false claims and misstatements. This motion also has been responded to by ITII.

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

In March 1996, a Subscription Agreement for 500,000 shares of common stock of the Company was paid for and the shares were issued for total consideration of $1,175,000 received by the Company. A second subscription agreement for an additional 500,000 shares was executed by the same party at the same price on March 8, 1996. Payment of the subscription amount was due on May 8, 1996, but has been extended to September 8, 1996.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the second quarter of the fiscal period covered by this report.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule (for SEC use only)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        3D IMAGE TECHNOLOGY, INC.



     August 14, 1996                            /s/ ALLEN LO
- -----------------------------           ------------------------------------
Date                                    ALLEN LO
                                        Chairman and Chief Executive Officer

     August 14, 1996                            /s/ SUNNY IP
- -----------------------------           ------------------------------------
Date                                    SUNNY IP
                                        Director and Treasurer