Form 10QSB/A
period 1996-03-31
3D IMAGE TECHNOLOGY INC /GA/
filed 1996-08-28
CIK 847394

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-QSB/A



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


Exhibit 27 Financial Data Schedule (for SEC use only)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                          3D IMAGE TECHNOLOGY, INC.



       8/28/96                                    /s/ ALLEN LO

- ------------------------------            ------------------------------------
Date                                      ALLEN LO
                                          Chairman and Chief Executive Officer



       8/28/96                                    /s/ SUNNY IP

- ------------------------------            ------------------------------------
Date                                      SUNNY IP
                                          Director and Treasurer