Form 10QSB
period 1996-09-30
3D IMAGE TECHNOLOGY INC /GA/
filed 1996-11-22
CIK 847394

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended
September 30, 1996                                Commission File No. 33-27627

-------------------------------------------------------------------------------



                           3D IMAGE TECHNOLOGY, INC.
                           -------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                                            76-0265438
         --------                                                            ----------
(State of Incorporation)                              (IRS Employer Identification No.)



5172-G Brook Hollow Parkway, Norcross, Georgia                                    30071
----------------------------------------------                                    -----
(Address of principal executive offices)                                     (Zip Code)


       Issuer's telephone number,                                        (770) 416-8848
       -------------------------                                         --------------
         including area code:


                                Not applicable
                 ------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                         YES    XXX    NO
                              -------      -------

   21,117,787 COMMON SHARES WERE OUTSTANDING AS OF SEPTEMBER 30, 1996

                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
         as of September 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Condensed Consolidated Statements of Operations
         three months ended September 30, 1996 and 1995;
         nine months ended September 30, 1996 and 1995; . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Condensed Consolidated Statements of Cash Flows
         nine months ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Notes to Condensed Consolidated Financial Statements  September 30, 1996    . . . . . . . . . . . . . . . . . . . . .   5

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8


PART II.   OTHER INFORMATION

Item 1.          Legal Proceedings    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 2.          Change In Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 3.          Defaults upon Senior Securities    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 4.          Submission of Matters to a Vote of Security Holders    . . . . . . . . . . . . . . . . . . . . . . .  14

Item 5.          Other Information    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14


Signatures


                           3D IMAGE TECHNOLOGY, INC.

                     Condensed Consolidated Balance Sheets


                                                            September 30           December 31
                                                               1996                   1995
                                                            (Unaudited)              (Note)
                                                            ------------           ------------
ASSETS

Currents assets:
   Cash and cash equivalents                                 $  581,945            $  360,571
   Accounts receivable, net                                     977,684               754,623
   Receivables from affiliates, net                           2,229,052               -------
   Inventories-Note B                                         1,511,412             1,811,806
   Prepaid expenses and other current assets                    191,752               146,254
                                                             ----------            ----------

Total current assets                                          5,491,845             3,073,254

Property and equipment, at cost:
   Machinery and equipment                                    2,143,371             1,994,757
   Leasehold improvements                                        13,321                13,321
   Furniture and fixtures                                        19,047                19,047
                                                             ----------            ----------
                                                              2,175,739             2,027,125
Less accumulated depreciation                                   528,899               369,279
                                                             ----------            ----------
                                                              1,646,840             1,657,846
Other assets                                                      2,863                11,451
                                                             ----------            ----------

Total assets                                                 $7,141,548            $4,742,551
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

                           3D IMAGE TECHNOLOGY, INC.


                     Condensed Consolidated Balance Sheets



                                                            September 30           December 31
                                                                1996                  1995
                                                             (Unaudited)             (Note)
                                                            ------------          -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                    $1,155,707
                                                                                   $2,041,088
   Promissory note payable -1,492,537 shares                  3,000,000                ------
   of redeemable common stock
   Accrued liabilities                                          514,807               255,706
   Unearned revenue                                              ------                52,057
                                                             ----------            ----------
Total current liabilities                                     4,670,514             2,348,851

Shareholders' equity:
   Preferred stock, par value $.001 per share:
      Authorized - 5,000,000 shares
      Issued and outstanding - none                              ------                ------
   Common stock, par value $.001 per share:
      Authorized - 35,000,000, shares
      Issued and outstanding - 21,117,787
      (including 1,492,537 shares of redeemable
      common stock) shares at September 30, 1996
      and December 31, 1995, respectively                        19,625                19,125
   Additional paid-capital                                    5,924,510             4,749,510
   Accumulated deficit                                       -3,473,101            -2,374,935
                                                             ----------            ----------

Total shareholders' equity                                    2,471,034             2,393,700
                                                             ----------            ----------

Total liabilities and shareholders' equity                   $7,141,548            $4,742,551
                                                             ==========            ==========


See notes to condensed consolidated financial statements.

                           3D IMAGE TECHNOLOGY, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                            Three Months Ended             Nine Months Ended
                                               September 30                  September 30
                                              -------------                  -------------
                                          1996             1995          1996              1995
                                         ------          -------        ------            ------
Net Revenue:
   Print Material                     $   55,104       $   63,905    $   232,429       $2,124,066
   Cameras                               899,987          660,748      2,151,005        1,422,156
   Printer Processors                    127,500          197,500        676,375          349,500
   Print Development                     242,341          155,339        640,847          391,565
                                      ----------       ----------    -----------       ----------

Total Net Revenue                      1,324,932        1,077,492      3,700,656        4,287,287

Cost of Sales
   Print Material                         32,153           23,343        135,413        1,292,454
   Cameras                               518,066          311,887      1,326,168          664,732
   Printer Processors                     88,213          118,459        458,709          216,981
   Print Development                     151,894          148,213        467,539          350,516
                                      ----------       ----------    -----------       ----------

Total Cost of Sales                      790,326          601,902      2,387,829        2,524,683
                                      ----------       ----------    -----------       ----------


Gross Margin                             534,606          475,590      1,312,827        1,762,604
                                      ----------       ----------    -----------       ----------

Operating Expenses
   Selling Expense                       201,449          124,766        619,171          316,709
   Research and Development              129,805          156,080        339,908          592,180
   General and Administrative            413,626          577,095      1,310,920        1,607,145
                                      ----------       ----------    -----------       ----------


Total Operating expenses                 744,880          857,941      2,269,999        2,516,034

Operating Loss                          -210,274         -382,351       -957,172         -753,430
                                      ----------       ----------    -----------       ----------

Net Interest Expense                     -72,411          -36,442       -140,994         -109,326
                                      ----------       ----------    -----------       ----------


Net Loss                              $ -282,685       $ -418,793    $-1,098,166       $ -862,756
                                      ==========       ==========    ===========       ==========

Net loss per share                    $     -.01       $    - .02    $     - .06       $    - .05
                                      ==========       ==========    ===========       ==========

Weighted average shares outstanding   19,375,250       18,102,189     19,375,250       18,102,189
                                      ==========       ==========    ===========       ==========

See notes to condensed consolidated financial statements.

                           3D IMAGE TECHNOLOGY, INC.


                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                          Nine Months Ended
                                                                             September 30
                                                                             ------------

                                                                         1996               1995
                                                                        ------             ------
OPERATING ACTIVITIES

Net Loss                                                             $-1,098,166        $-862,759

Adjustments to reconcile net income/(loss),
to net cash used in operating activities:
   Depreciation                                                          159,620          159,194
   Changes in operating assets and liabilities:
      Accounts Receivable                                               -223,061         -401,840
      Inventories                                                        418,216           47,254
      Prepaid expenses and other                                         -36,910          -61,631
      Accounts payable and accrued expenses                             -885,381        1,421,164
      Other liabilities and unearned revenue                             207,044         -403,954
                                                                     -----------        ---------

Net cash used by operating activities                                 -1,458,638         -102,572

INVESTING ACTIVITIES
Purchases of property and equipment                                     -148,614           -7,182
                                                                     -----------        ---------
Net cash used                                                           -148,614           -7,182

FINANCING ACTIVITIES
Proceeds from promissory note payable                                  3,000,000            -----
Proceeds from common stock subscribed                                  1,175,500          762,385
Net increase in receivable from affiliates                            -2,346,874         -433,103
                                                                     -----------        ---------

Net cash provided by financing activities                              1,828,626          329,282

Increase in cash                                                         221,374          219,528
Cash, beginning of period                                                360,571           56,745
                                                                     -----------        ---------

Cash, end of period                                                  $   581,945        $ 276,273
                                                                     ===========        =========

See notes to condensed consolidated financial statements.

                           3D IMAGE TECHNOLOGY, INC.


              Notes to Condensed Consolidated Financial Statements



Note A - Basis of  Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three quarter period ended September 30, 1996, are not necessarily indicative of results that may be expected for the year ended December 31, 1996. Certain reclassifications have been made in the first and second quarter Condensed Consolidated Statements of Operations between cost of sales, and operating expenses (including selling expense, research and development, and general and administrative). For further information, refer to the consolidated financial statements and footnotes thereto included in the 3D Image Technology, Inc. annual report on Form 10-K for the year ended December 31, 1995.

Note B - Inventories

Inventories at September 30, are summarized as follows:

Finished goods:                                                          1996             1995
                                                                         ----             ----
            Consumer cameras                                          $  138,506       $  192,137
            Printer processors                                            44,106          201,152
            Print material                                               739,689          919,462
            Raw material and component parts                             589,111          499,055
                                                                      ----------       ----------
                                                                      $1,511,412       $1,811,806
                                                                      ==========       ==========

Note C - Promissory Note

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

In the event that the Investor determined not to make an additional investment, the Company, pursuant to the Investor's exercise of the Put Right provisions of
Section 11 of the Agreement, agreed to redeem such initial $3 million investment. If not redeemed in cash, such amount would be converted to a promissory note secured by the 1,492,537 shares already issued and by certain assets of the Company, and the Parent, due 120 days thereafter, with interest thereon at prime plus 2%.

On May 21, 1996, the Company and the Investor amended certain sections of the Agreement, which extended the due diligence period 90 days. In connection with the amendment, the Company and the Investor agreed that in the event that the Investor determined not to make an additional investment, the Put Right may be exercisable during the period August 6, 1996 to August 13, 1996 (including such dates). If the Put Right was exercised but is not redeemed in cash, the unpaid portion of the Put Right will be converted to a promissory note secured by certain assets of the Company, and the Parent, due 60 days thereafter (on or about October 6, 1996), with interest thereon at prime plus 2%. In addition, the amendment removed provisions whereby the Investor had rights of first refusal and anti-dilution provisions related to other issuances by the Company, except that the Company is required to apply the proceeds of any such issuance to repay any amounts which may be outstanding resulting from the Investor's exercise of the Put Right. As a result, negotiations with other funding sources, suspended under the original terms of the Agreement, were resumed. On August 12, 1996, the Investor gave notice of their intent to exercise the Put Right, and the conversion of the equity investment to a promissory note has been reflected in the financial statements for the quarter ended June 30, 1996. The due date of the promissory note has been extended, and on November 12, 1996, the Investor proposed a further extension of the due date to January 12, 1997. The 1,492,537 shares of stock issued by the Company remain outstanding as part of the securities for the note, and the Investor can sell the shares with the sale proceeds applied to the balance due on the note. The interest on this note has been properly reflected in the increased interest expense for the quarter ended September 30, 1996.

Note D - Shareholder's Equity

In March 1996, a previous subscription agreement for 500,000 shares of common stock of the Company was funded and the shares were issued for total consideration of $1,175,000 received by the Company. The subscriber is not affiliated in any way with the Company or any officer, director, or employee of the Company.

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

Note E - Contingent Matters

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

This plan of merger was postponed because of continuing negotiations with an Asian investor group for a significant capital investment in the Company and continuing management discussions regarding the optimum corporate structure after the merger. The merger has been approved by the shareholders and is expected to be completed on December 31, 1996, subject, however, to the results of the funding negotiations which are still underway.

Note F - Management's Plan of Operations

In connection with the promissory note discussed in Note C, the Company is seeking additional sources of capital. In addition, the rapid increase in sales, and the related demands on working capital, have further intensified the Company's efforts to obtain capital and reduce operating costs. The increase in camera sales requires the Company to increase raw material purchases and camera production to meet demand and also to increase both printer/processors and print material production to service the increased camera volume. Management is working to reduce or defer any costs, such as general and administrative, marketing and research and development, that will not negatively impact the long term growth of the Company, and to increase gross margin.

The low volume production of cameras has resulted in increases in the cost of goods sold in 1996 due to the need to maintain certain fixed manufacturing overhead in spite of fluctuating sales. Management believes recent increases in sales volume will provide opportunities for improved production planning and lower cost freight alternatives, with related cost of goods sold reductions. Additionally, management is currently reviewing the feasibility of establishing a recycling center for the one time use cameras at its headquarters in Atlanta, thereby eliminating certain costs of shipping the used cameras to the Chinese manufacturing facility, and then back to the United States, and the related import duties.

Regarding print development costs, the Company's Atlanta operations have now implemented new procedures by which each printer operator's productivity is tracked on a daily basis to provide for comparisons among employees so that processing improvements can be tracked.

Management is also evaluating the purchase of additional equipment to enhance the productivity of the current printer processors by improving the processing of over and under exposed film and the processing of different types of films. The first unit of this equipment is expected to be installed in the next three months, and should result in savings in both labor and material costs. At this time all aspects of manufacturing and production are being analyzed. Cost cutting measures, where appropriate, are being instituted.

In addition Mr. Allen Lo, President of the Company, has been meeting with a new investor group in Asia during November 1996 in an effort to complete this new financing. Management believes that additional capital is necessary to enable the Company to effectively market and distribute its 3D cameras, as well as to establish an adequate print development infrastructure in the markets in which the Company plans to increase distribution. A preliminary understanding has been reached with the new investor in Asia which will result in a total investment of $20,000,000 for 10,000,000 shares of common stock, if completed. Management is continuing to pursue this agreement and meetings have been held with this investor group in Atlanta and in Asia. A final decision is expected in the next few weeks. No assurance can be given that the Company will be able to obtain additional capital in order to continue the Company's investment in marketing, distribution, and the establishment of a print development network.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total sales increased by $247,500 to approximately $1,325,000 for the quarter ended September 30, 1996, from approximately $1,077,500 for the quarter ended September 30, 1995. This 23% increase was a direct result of increases in the Company's core business of cameras sales up $239,200 and related print development sales increases up $87,000.

Year to date sales were down by $586,700 for the three quarter period ending September 30, 1996, to approximately $3,700,600, from approximately $4,287,300 for the same period ended September 30, 1995. During the first quarter of 1995 there was a one time print material sale to a related party of $1,900,000. This drop in print material sales in 1996 was mitigated by increases in consumer camera sales of $728,900, printer processor sales of $326,900 and print development sales of $249,300.

Cost of sales was $790,300 for the quarter ended September 30, 1996, an increase of approximately $188,400, from approximately $601,900 for the quarter ended September 30, 1995. This increase was directly related to increased sales volumes of cameras, printer processors, and print development. For the three quarter period ended September 30, 1996, cost of sales decreased by approximately $136,900, from approximately $2,524,700 for the three quarter period ended September 30, 1995 to approximately $2,387,800 for the period ended September 30, 1996.

Gross margins on revenues increased from approximately $ 475,600 for the quarter ended September 30, 1995 to approximately $534,600 for the quarter ended September 30, 1996. The gross margin percentage for the quarter ended September 30, 1995 was 44% as compared to 40% for the quarter ended September 30, 1996.

Gross margins on revenues decreased from approximately $1,762,600 for the three quarter period ended September 30, 1995 to approximately $1,312,800 for the period ended September 30, 1996. However, it should be noted that the $1,900,000 print material sale in the first quarter of 1995 produced a gross margin of approximately $722,000. The year to date September 30, 1995 gross margin with this sale removed would be $1,040,600 as compared to the year to date September 30, 1996 contribution margin of $1,312,000, an increase of
$271,400 over 1995.   The gross margin percentage for the three quarter period
ended September 30, 1995 was 41% as compared to 35% for the period ended September 30, 1996.

Selling expenses were approximately $201,500 for the quarter ending September 30, 1996, or 15% of total revenues, as compared to approximately $124,800 for the quarter ending September 30, 1995, or 12% of total revenues. Selling expenses were approximately $619,200 for the three quarter period ended September 30, 1996, or 17% of total revenues, as compared to approximately $316,700 for the three quarter period ended September 30, 1995, or 7% of total revenues. Additional selling expenses bear a direct relationship to increased camera sales.

Research and development expenses decreased from approximately $156,000 for the quarter ended September 30, 1995 to approximately $130,000 for the quarter ended September 30, 1996. For the three quarter period ended September 30, 1996 research and development expenses were $340,000 a decrease over the expenditure of $592,000 for the same period ended September 30, 1995. Such expenditures are associated with research and development of existing and potential new three dimensional products and services.

Interest expense for the quarter ended September 30, 1996 was $72,400, an increase of approximately $36,000 over the quarter ended September 30, 1995. This increase was directly related to the interest expense recorded on the $3,000,000 promissory note.

The net loss for the quarter ended September 30, 1996 was $282,700 as compared to a loss of $418,800 for the same period last year, a decrease of $136,100. For the nine months period ended September 30, 1996 the net loss was $1,098,200 as compared to $862,800 for the same period in 1995. This increase in year-to-date losses of $235,400 in 1996, as compared to 1995, is a direct result of the decrease in gross margin from the decline in print material sales, mitigated by declines in research and development and general and administrative expense in 1996. Management is striving to improve gross profit margins and cut unnecessary expenses to achieve break-even without sacrificing sales increases or technology advancement.

Receivables from affiliates increased to $2,229,100 in 1996 from payment of expenses for costs charged to an affiliate, in anticipation of the merger. This affiliate is included in the plan of merger discussed in Note E.

Trade accounts payable decreased to $1,155,700 in 1996 due to the payment of a large balance due to an unrelated party for print material. The $3,000,000 promissory note payable relates to the exercise of the Put Right by a former investor as discussed in Note C.

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has adopted Statement 121 in the first quarter of 1996 and, based on projected cash flows from future operations, which consider both revenue increases and expense reduction measures, management believes no recognition of impairment losses is required on any Company assets.

Liquidity and Sources of Capital

Net increase in cash during the nine month period ended September 30, 1996 totaled approximately $221,400 as compared to the net increase in cash for the period ended September 30, 1995 totaling approximately $219,500.

On January 30, 1996, the Company executed a letter of intent with an Asian investor (the "Investor"), providing for equity financing in an amount equal to $20 million. On February 6, 1996, the Company received $3 million as part of this financing agreement, and in exchange issued 1,492,537 common shares at a price of $2.01 per share. The initial funding agreement (the "Agreement") provided for a 90 day due diligence period, ending May 6, 1996, at the conclusion of which, the Investor was to contribute an additional $17 million for an additional 8,457,711 shares of common stock. In the event that the Investor determined not to make the additional investment, the Company, pursuant to the Investor's exercise of the Put Right provisions of Section 11 of the Agreement, agreed to redeem the initial $3 million investment. If not redeemed in cash, that amount would be converted to a promissory note secured by the 1,492,537 shares of common stock, which remain outstanding, and by certain assets of the Company, and the Parent, due 120 days thereafter, with interest thereon at prime plus 2%.

On May 21, 1996, the Company and the Investor amended certain sections of the Agreement, which extended the due diligence period for 90 days. In connection with the amendment, the Company and the Investor agreed that in the event the Investor determined not to make the additional investment, at the end of the extended due diligence period the Put Right may be exercisable during the period August 6, 1996 to August 13, 1996 (including such dates). If the Put Right was exercised but was not redeemed in cash, the unpaid portion of the Put Right would be converted to a promissory note secured by the stock and by certain assets of the Company, and the Parent, due 60 days thereafter (October 6, 1996), with interest thereon at prime plus 2%. In addition, the amendment removed provisions whereby the Investor had rights of first refusal and anti-dilution provisions related to other equity issuances by the Company, except that the Company will be required to apply the proceeds of any such equity issuance to repay any amounts which may be outstanding resulting from the Investor's exercise of the Put Right. As a result, negotiations with other funding sources, suspended under the original terms of the Agreement, were resumed. On August 12, 1996, the Investor gave notice of its intent to exercise the Put Right, and the conversion of the equity investment to a promissory note was reflected in the financial statements for the quarter ended June 30, 1996. The due date of the promissory note has been extended, and on November 12, 1996, the Investor proposed a further extension of the due date to January 12, 1997. The Investor also is able to sell the stock and apply the proceeds to the note.

Additionally, the rapid increase in sales, and the related demands on working capital, has further intensified the Company's efforts to obtain capital and reduce operating costs. The increase in cameras sales requires the Company to increase raw material purchases and camera production to meet demand and also to increase both printer/processors and print material production to service the increased camera volume. Management is working to reduce or defer any costs, such as general and administrative, marketing and research and development, that will not negatively impact the long term growth of the company, and to increase gross margin.

The low volume production of cameras has resulted in increases in the cost of goods sold in 1996 due to the need to maintain certain fixed manufacturing overhead in spite of fluctuating sales. Management believes recent increases in sales volume will provide opportunities for improved production planning and lower cost freight alternatives, with related cost of goods sold reductions Additionally, management is currently reviewing the feasibility of establishing a recycling center for the one time use cameras at its headquarters in Atlanta, thereby eliminating certain costs of shipping the used cameras to the Chinese manufacturing facility, and then back to the United States, and the related import duties.

Regarding print development costs, the Company's Atlanta operations have now implemented new procedures by which each printer operator's productivity is tracked on a daily basis to provide for comparisons among employees so that processing improvements can be tracked. Management is also evaluating the purchase of additional equipment to enhance the productivity of the current printer processors by improving the processing of over and under exposed film and the processing of different types of films. The first unit of this equipment is expected to be installed in the next three months, and should result in savings in both labor and material costs. At this time all aspects of manufacturing and production are being analyzed. Cost cutting measures, where appropriate, are being instituted.

Management of the Company continues to seek additional sources of capital. Mr. Allen Lo, President of the Company, has been meeting with a new investor group in Asia during November 1996 in an effort to complete this new financing. Management believes that additional capital is necessary to enable the Company to effectively market and distribute its 3D cameras, as well as to establish an adequate print development infrastructure in the markets in which the Company plans to increase distribution. A preliminary understanding has been reached with the new investor in Asia which will result in a total investment of $20,000,000 for 10,000,000 shares of common stock, if completed. Management is continuing to pursue this agreement and meetings have been held with this investor group in Atlanta and in Asia. A final decision is expected in the next few weeks. No assurance can be given that the Company will be able to obtain additional capital in order to continue the Company's investment in marketing, distribution, and the establishment of a print development network.


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

ITII was granted a temporary restraining order against Defendants on March 14, 1995. This restraining order was extended indefinitely on April 14, 1995 and remains in effect. ITII is also seeking damages for Defendants' intentional interference with ITII's business and contractual relations, and for exemplary damages to deter similar fraudulent and unlawful conduct, in an amount to be determined at trial. Defendants filed answers to the Complaint generally denying the allegations. No claims have been filed in the case by any Defendant against the Company or ITII. The case is still pending and the period for discovery has now ended, although the Defendants engaged in no discovery. There have been no further developments in the case.

Although not involving the Company directly, an issue has been raised with respect to a proposed, but never completed, transaction in June 1995 between the parent company, Image Technology International, Inc. (ITII) and several companies in Europe. Although management of ITII believes that there is no basis for any dispute, the issue is being noted because of the planned merger of ITII into the Company. This matter relates to a proposed acquisition of the assets of ND3D BV, a Dutch privately-held company which had acted as a non-exclusive marketing representative for ITII in Europe for hard copy 3D prints of images produced by the digital imaging technology of ITII. After several earlier joint venture agreements with ND3D BV had been abandoned due to ND3D's inability to perform, in June 1995, ITII entered into an agreement in principle with ND3D BV and its new majority shareholder, ElectroGig Holdings, BV under which ITII agreed that it would issue 3.25 percent of its stock outstanding, after the then proposed merger of the Company into ITII, to ND3D and ElectroGig in return for (1) all of the assets of ND3D, to be identified in detail; (2) ElectroGig 3D rendering software with a retail value of $5 million; and, (3) an ongoing manufacturing and marketing arrangement with ElectroGig. Completion of the transaction was subject to a number of preconditions including the delivery of a detailed asset list by ND3D to establish the nature and value of the assets to be acquired, negotiation and delivery of agreements between ITII and ElectroGig and delivery of the 3D modeling software; employment of Andrew Joel, a principal of ND3D by ITII to replace his employment with ND3D, which would no longer be able to employ him; and approval of the transaction by the respective Boards of Directors of the parties. All of the conditions were required to be met by closing, which was scheduled on or before July 15,1995. Although Mr. Joel became an employee of ITII in July 1995, under a written employment contract, none of the other conditions were met and no assets list was provided. As a result, the transaction was never submitted to or approved by the Board of ITII and never closed.

Renewed discussions of a possible asset acquisition and a joint venture were begun again with ElectroGig in early 1996 and continued until mid-Summer 1996, when all further discussions with ElectroGig ended, for reasons not known to ITII. In September, 1996, ITII was informed that ElectroGig had filed for bankruptcy in The Netherlands and was in the process of liquidation. At that time ITII began receiving demands from the shareholders of ND3D BV, including Mr. Joel, and the bankruptcy trustee for ElectroGig, to complete the June 1995 transaction. ITII, through legal counsel, has advised ND3D that it is still prepared to discuss a form of asset acquisition with ND3D, which had earlier ended as a result of ElectroGig's bankruptcy, provided that a detailed, realistic list of the ND3D assets being offered was made available. With the demise of ElectroGig, ND3D also was advised that any such discussions would be limited to the identity and value of the assets to be acquired and the share consideration to be exchanged. In view of the pending merger of ITII into the Company, any proposal by ND3D would have to be submitted to the Board of Directors of the Company for consideration and approval, since any consideration to be paid for any assets acquired would presumably involve shares of the Company after the merger. The matter remains under discussion between legal counsel for ITII and the Trustee for ElectroGig.

Image Technology (Hong Kong) Ltd. (ITHK), an affiliate of the Company, is liable for legal fees, estimated to be in the range of $600,000, arising out of a lawsuit filed by ITHK on its own behalf and on behalf of two unrelated Chinese companies seeking damages for fraud and misrepresentation. The defendants in that suit, an individual resident of Hong Kong and companies controlled by or affiliated with that individual, were represented by Hong Kong Legal Aid, after they claimed no assets or income to pay legal expenses. While ITHK believes that the individual transferred and concealed assets to avoid liability, the cost of proceeding with the lawsuit was prohibitive and collection of any judgment was problematic. Accordingly, ITHK withdrew the lawsuit, giving rise to liability for legal fees under the Hong Kong (British) system of reimbursement of costs of litigation. ITHK has made formal application for dissolution under Hong Kong law, and is in the process of winding up. The dissolution of ITHK, which has no assets, is not expected to have any effect on ITII or the Company. The Company has obtained a formal opinion of independent Hong Kong legal counsel that the Company has no liability for any legal fees or costs assessed against ITHK.

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

The promissory note for $3 million due to the Asian investor, secured by certain assets of the Company as well as 1,492,537 shares of stock in the Company has come due, but the Investor has proposed to an extension of the due date until January 12, 1997. The Investor also has indicated that it would consider additional extensions. The Company has agreed to continue its efforts to raise additional equity capital and to apply the additional equity to the loan. Mr. Allen Lo, President of the Company, has met with the principals of the Investor as well as other interested investors in Asia in order to finalize the terms of the extension and the new equity funding.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the third quarter of the fiscal period covered by this report. The majority shareholder of the Company executed a written consent under Delaware Corporation laws to the merger of Image Technology International, Inc. into the Company.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

27  Financial Data Schedule (for SEC use only)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        3D IMAGE TECHNOLOGY, INC.


     November 20, 1996                            /s/ ALLEN LO
--------------------------------        --------------------------------------
            Date                        ALLEN LO
                                        Chairman and Chief Executive Officer

     November 20, 1996                           /s/ SUNNY IP
--------------------------------        --------------------------------------
            Date                        SUNNY IP
                                        Director and Treasurer