Form 10KSB
period 1996-12-31
3D IMAGE TECHNOLOGY INC /GA/
filed 1997-04-28
CIK 847394

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 1996                                    Commission File No.33-27627



                          3D IMAGE TECHNOLOGY, INC
           ------------------------------------------------------

           (Exact name of Registrant as specified in its charter)


       Delaware                                                       76-0265438
(State of incorporation)                       (IRS Employer Identification No.)

5172-G Brook Hollow Parkway, Norcross, Georgia                             30071
----------------------------------------------                        ----------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code:                   (770) 416-8848
                                                                  --------------

 (Former name, former address and former fiscal year, if changed since last report)

         Securities Registered Pursuant to Section 12(g) of the Act:

          Common Stock (par Value $.001 Per Share) (Title of Class)
          ----------------------------------------

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

     Issuer's revenues for its most recent fiscal year: $5,297,084

     Aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$11,851,960  as of February 28, 1997.

     21,117,788 Common Shares were outstanding as of December 31, 1996.

                     DOCUMENTS INCORPORATED BY REFERENCE

           Transitional Small Business Disclosure Format (check one)

                             Yes          No  X
                                 ----        ----

                              TABLE OF CONTENTS




                                                                         Page

                                   PART I


Item 1.  Description of Business..........................................  1

Item 2.  Description of Property..........................................  4

Item 3.  Legal Proceedings................................................  4

Item 4.  Submission of Matters to a Vote of Security Holders..............  6


                                   PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.........  6

Item 6.  Management's Discussion and Analysis or Plan of Operation........  8

Item 7.  Consolidated Financial Statements................................ 11

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure........................... 11


                                  PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................ 12

Item 10. Executive Compensation........................................... 13

Item 11. Security Ownership and Certain Beneficial Owners and Management.. 13

Item 12. Certain Relationships and Related Transactions................... 13

Item 13. Exhibits and Reports on Form 8-K................................. 14

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

     During 1994, the Company began active marketing of the one-time-use "3D Magic" camera in the United States, Japan and Europe, either directly or through distributors. In Japan, the one-time-use technology was licensed to Image Technology Japan, a joint venture company in which Image Technology International, Inc., parent of the Company, has a forty percent interest which in turn subleased the technology to Konica Company and Kodak Japan, Ltd. for manufacture and sale in Japan only. The 3D one-time-use camera began marketing in Japan in 1994 under the Konica and Kodak labels through this license agreement and the Company received print material sales revenues from the Japanese market in 1994 and 1995 as a result.

     During 1996, as in 1995, the Company incurred considerable direct sales expenses, including trade shows in the United States and Europe. The Company continues to expand its U.S. and worldwide distribution channels for the 3D Magic, and now has distribution agreements in place, or under negotiation, in France, the Middle East, Singapore, Thailand, Malaysia, Hong Kong, the Netherlands, Canada and other areas. Total 1996 sales totaled $5,297,000, slightly less than 1995 sales of $5,330,000. The 1996 sales reflected approximately $1,700,000 in increases in camera and printer processor sales, and decreases of approximately $1,900,000 in affiliated print material sales.

     The Japanese market currently is licensed through Image Technology Japan
(ITJ) , a joint venture in which the parent of the Company holds a 40 percent interest. The other two venture partners are Noritsu Koki Company, Ltd., the world's largest manufacturer of one-hour printer processors, with 40 percent, and Photo Craft Company, Ltd., the largest commercial photographic laboratory in Japan, with 20 percent. ITJ has licensed the sale of the 3D Magic one-time-use camera in Japan only to Kodak Japan, Ltd. and Konica, which are distributing the one-time-use 3D camera in Japan under their own packaging and trademarks. The Company is engaged in negotiations with the other two venture partners at ITJ to reacquire the rights to the Japanese market.

     In October 1994, the Company acquired its Netherlands distributor and photofinisher and established 3D Image Europe B.V. in Amsterdam as a wholly-owned subsidiary to act as a central laboratory for the European market. The Company uses this location for processing of prints from all of Europe.

     Until April 1, 1995, the Company manufactured 3D consumer cameras and printer processing equipment through the Parent's Hong Kong-based subsidiary, Image Technology (Hong Kong) Ltd., a Hong Kong corporation ("ITHK"). After April 1, 1995 the Company began direct manufacture in its facilities in Hong Kong and China.

     On July 1, 1995, the Company entered into separate Manufacturing and Distribution Agreements (the "Agreements") with Image Technology International (Far East) Ltd. ("ITFE"), a Hong Kong limited company and wholly-owned subsidiary of the parent of the Company. In conjunction with the Agreements, the Company appointed and licensed ITFE to act as its agent in Hong Kong and the Far East, including China, to supervise and assist in the manufacture and distribution of 3D consumer products, including supervision of and technical assistance in the manufacturing processes in China and in Hong Kong, as well as the photofinishing facility, which operates in premises owned by Allen Lo, Chairman and Chief Executive Officer of the Company.

     The 3D Magic camera currently is being distributed in the United States through a number of outlets, including Ritz Camera, Wolf Camera, Revco and Eckerd Drugs, Walgreen's and other retail chains. The Company has an arrangement with both Kodak's and Fuji's photofinishing networks to collect the 3D Magic camera for processing, forward the cameras to the Company and return the prints through retail outlets to its customers. The Company has another agreement with the Ritz Camera chain to perform photofinishing at its Washington D.C. metro laboratory.

     A significant relationship has been formed with Kalimar, Inc. Kalimar is one of the leading distributors of cameras to mass merchandisers and catalogue retailers in the United States. Kalimar is marketing the 3D cameras under its own label to key mass merchants. Placement of Kalimar branded cameras occurred in the second quarter of 1996 in the Walmart and Osco department store chains.

     Further inroads have been made in the Premium/Incentive market. The Company sold the 3D Magic camera as a promotional item in 1996 with Key Pharmaceutical, Miller Brewing Company and Red Dog Beer, and Phillip Morris with Parliament Cigarettes.

     The Company's shares are traded over the counter on the NASD Bulletin Board under the symbol "TDIT". High and low stock prices and dividends since that point are noted on the following page:


                      1996                          1995
                   Sales Price                  Sales Price
                   -----------     Cash         -----------      Cash
                                   Dividends                     Dividends
    Quarter Ended  High    Low     Declared     High   Low       Declared
    -------------  -----   -----   ----------   ----   ---       ---------

    March 31       $2.50   $2.00   $0.00        $2.31  $1.88     $0.00
    June 30        $2.25   $1.81   $0.00        $2.38  $2.00     $0.00
    September 30   $1.63   $1.63   $0.00        $4.88  $2.13     $0.00
    December 31    $1.25   $1.25   $0.00        $4.63  $2.25     $0.00


     B. Business of Issuer

     The Image Tech 3D system utilizes standard color film and conventional photographic processes which provide the advantages of simplicity, high quality and low cost. The flexibility of product design and system integration offers numerous applications that will expand the global photographic industry. The principal products and services of the Company are:

     The Image Tech 3D One-Time-Use Cameras (3D Magic without flash and 3D MagicPlus with flash) are 3-lens one-time-use cameras preloaded with 24-exposure 400 ISO high speed color film. These cameras are fully recyclable, which reduces manufacturing costs as well as meeting environmental concerns.

     The Image Tech 3D Reloadable Camera (3D Wizard) is a 3-lens reusable 3D camera, manufactured in manufacturing facilities in China. The 3DFX is a new low cost, reusable camera designed for direct marketing introduced in 1996.

     The Company also manufactures the same basic line of cameras under the Kalimar brand name under an agreement with Kalimar, Inc. Kalimar is a manufacturer and distributor of low cost cameras.

     The Image Tech 3D Integrated Printer/Processor is a one-hour mini-lab designed 3D consumer printer with built-in processor for printing and processing of consumer 3D prints taken by the Company's 3-lens consumer cameras. These printers are designed to print 3-1/2" x 4-1/2", 5" x 7", or 8" x 10" size 3D prints.

     The Image Tech High Definition 3D Color Print Material employs a newly developed plastic extrusion technology to produce a single polymer base for maximum transmission and sharpness. This base then is coated by Eastman Kodak Company with its newest RA-4 emulsion and TiO2 reflective layer under an exclusive arrangement with the Company.

     Demand for the Company's one-time-use 3D Magic and 3D MagicPlus remains strong and enthusiastic. In fact, preliminary market studies indicate significant repeat business. A major goal of the Company in 1996 and 1995 was capital raising in order to build inventories of cameras, printers and print material, to expand the marketing effort and to undertake advertising and promotion of its products. Currently, as a direct result of the growth of the Company outpacing its limited working capital, the Company is working to obtain equity capital to allow it to continue to achieve its goals as discussed in greater detail in Item 6, Liquidity and Sources of Capital.

     In 1996 and 1995, little effort was placed on advertising and promotion other than to the trade and distribution networks. Limited working capital to build inventories of cameras, printers and print material restricted maximum potential growth which could be attained through large volume orders from major U.S. discount department stores and similar large volume retailers.

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

Item 2. Description of Property

     The Company's property consists primarily of manufacturing equipment, laboratory equipment, film processing and printing equipment. The equipment is maintained at the ITFE manufacturing facilities in China and Hong Kong, and at the Company's facilities in Atlanta and Amsterdam.

Item 3. Legal Proceedings

     There were no material proceedings pending in 1996 in which the Company was named as a party.

     On March 13, 1995, Image Technology International, Inc. ("ITII"), parent of the Company, filed a Complaint against Jerry C. Nims, NimsTec, LLC, LenTec Imaging, Inc., and Thomas J. Steimer (collectively herein referred to as "Defendant") in the Superior Court of Fulton County, Georgia. Subsequently, the case was transferred to the Superior Court of Walton County, Georgia. The Complaint alleges that commencing in approximately February 1994, Defendants engaged in a course of conduct and conspiracy to injure and destroy the business and reputation of ITII, including the 3D camera business operated by the Company, in order to gain unfair and unlawful competitive advantage, by making and disseminating false statements and false claims regarding ITII and its principal officers and directors.

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

     On February 21, 1997, Image Technology International, Inc., parent of the Company, filed a Declaratory Judgment action in the Superior Court of Gwinnett County against Andrew Joel, ND3D B.V., Ruud Kallenbach and Marc Wolters, seeking to declare that an Acquisition and Cooperation Agreement dated June 21, 1995 between Image Technology International, Inc., ND3D BV and ElectroGig Nederalnd BV was not an enforceable contract and that the terms of the agreement had never been satisfied. The Agreement proposed the acquisition by Image Technology International, Inc. of either the assets or the stock of ND3D, with the form of the acquisition to be determined at a later date, and also proposed the formation of a joint marketing and distribution venture with ElectroGig and the delivery to Image Technology of 500 copies of new ElectroGig 3D software, represented to have a retail value of $10,000 per copy. The proposed transaction was subject to a number of conditions, including approval by the Boards of Directors of all three entities, agreement on the actual structure of the proposed acquisition and the delivery of a detailed asset list by ND3D, all of which were required to be completed by July 15, 1995. The proposed acquisition was never submitted to the Board of Image Technology for approval because none of the conditions were met by either ND3D or ElectroGig. One of the named defendants, Andrew Joel, who was an officer and, indirectly, a minority shareholder of ND3D BV, a Dutch company, became an employee of Image Technology, Inc. on July 17, 1995 after the Agreement had expired. Ruud Kallenbach was another minority shareholder of ND3D BV, and ElectroGig, another Dutch company, held the majority interest. Marc Wolters is the court appointed administrator of the bankruptcy estate of ElectroGig, which filed for bankruptcy in the Netherlands in the summer of 1996. Had the proposed transactions in the Agreement been carried out, then the consideration payable on July 15, 1995 by Image Technology International, Inc. for either the ND3D stock or assets, the 500 copies of ElectroGig software and the joint venture relationship with EletroGig, would have been 3.25 percent of the shares of Image Technology International, Inc. estimated to be outstanding after the completion of the merger of the Company into Image Technology International, Inc. which was then under discussion. The Agreement estimated that the number of shares would be 1,300,000 shares, also assuming that an equity investment in Image Technology then under discussion, which would have involved the issuance of an additional 10 million shares was completed. Neither the merger nor the investment was in fact completed, and the merger of the Company and Image Technology International, Inc. has been postponed indefinitely for unrelated reasons.

     The action also sought a determination that Mr. Joel, who was indicted on January 23, 1997 by a federal grand jury in Colorado for RICO, RICO conspiracy, money laundering and conspiracy to distribute cocaine, had breached his employment agreement with Image Technology International, Inc. Mr. Joel was suspended from his employment effective January 27, 1997 and was terminated on February 25, 1997. Mr. Joel's indictment was based on allegations predating his employment by Image Technology International, Inc., and prior to his relocation from the United States to The Netherlands, and Image Technology had no knowledge of the matter prior to the return of the indictment. The action also sought an injunction against the defendants to restrain them from contacting Image Technology's officers, directors, employees, agents, customers and clients, which they had threatened unless Image Technology International, Inc. delivered 1,300,000 shares of stock to defendants. Image Technology International, Inc. considered these threats to be extortionate, since it had received no consideration under the expired Agreement, and refused the demands.

     On February 27, 1997, one day before a scheduled hearing on Image Technology's request for a temporary restraining order, Mr. Wolters removed the case from the state court to the federal court in Atlanta on the theory that, as a Dutch court appointed administrator of the ElectroGig bankruptcy estate, he was a "sovereign foreign state". Simultaneously, ND3D BV filed a separate action in the Atlanta federal court seeking unspecified damages, including delivery of the shares provided for in the expired Agreement and damages for alleged delivery by ND3D of its assets to Image Technology without compensation. The new lawsuit named Image Technology International, Inc., the Company, Allen Lo, President of the Company, and Robert Hipple, Secretary and Outside Legal Counsel of the Company, as defendants, although only Image Technology International, Inc. was a party to the expired Agreement on the basis of which ND3D filed its suit, and only Image Technology International, Inc. allegedly received any benefit from the relationship with ND3D. All of the named defendants in the second action filed a Motion to Dismiss the case on multiple grounds, including failure to state a cause of action and lack of jurisdiction in the federal court. That Motion is still pending along with a Motion to Remand the original case filed by Image Technology International, Inc., seeking to return the case to the State court so that Image Technology can pursue its declaratory judgment request that the Agreement on which ND3D is claiming recovery is null and void. The Company has obtained an opinion of independent counsel that the claim by ND3D against the Company is completely without merit and appears to have been filed against it primarily as leverage in an attempt to extort a settlement from Image Technology International, Inc. The Company intends to vigorously defend against the unsupported claims of ND3D and will pursue frivolous litigation damages against ND3D, Joel, and their respective legal counsel, once the claims against the Company have been dismissed.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal period covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters

     The Company's shares are traded over the counter on the NASD Bulletin Board under the symbol "TDIT". The Company applied for full listing under the NASDAQ Small Cap system in September 1995, but later withdrew the application. The Company plans to refile the application in 1997 upon satisfaction of the other Small Cap listing requirements.

     The number of shares issued of record as of December 31, 1996, is 21,117,788. No dividends of cash or stock have been paid by the Company in the past. The payment of dividends will depend entirely upon the Company's ability to generate sufficient earnings, its financial needs and other unpredictable factors. It is not anticipated that common dividends will be paid in the foreseeable future.

     On September 10, 1994, the Company issued a warrant to a third party to purchase 50,000 shares of $.001 per value common stock. The warrant carries an exercise price of $1.50 per share and is exercisable at any time during the five year period following the date of issuance.

     During 1995, an installment Subscription Agreement for 500,000 shares of common stock of the Company at a price of $2.00 per Share, executed by Drummend Pal, S.A. on August 30, 1994 and amended on October 21, 1994, was fulfilled and the 500,000 shares were issued to Drummend Pal in 1995. These shares are restricted by agreement and cannot be transferred or sold for a period of one year from the date of issue. Drummend Pal S.A. is not affiliated in any way with any officer, director or employee of the Company.

     In January 1996, the Company issued a warrant for the purchase of 400,000 shares of common stock at $2.40 per share, exercisable until June 30, 1997 or one year after the effective date of a registration statement including the shares underlying the warrant, whichever is later, to Kalimar, Inc., a manufacturer and distributor of cameras and photographic supplies, as part of a distribution agreement between the Company and Kalimar. On exercise of the initial warrant, a second warrant will be issued to Kalimar for an additional 400,000 shares at a price equal to ten percent less than the average trading price of the shares when the warrant was issued, plus $0.15. Since the shares underlying the initial warrants have not been included in an effective registration statement, the one year warrant exercise period has not yet begun to run.

     In March 1996, a Subscription Agreement for 500,000 shares of common stock of the Company was executed and the shares were issued for total consideration of $1,175,000 received by the Company. The Company paid issuance costs of approximately $118,000.

     In September, 1996 the Company issued a warrant for the purchase of 60,000 shares of common stock at $2.625 per share, exercisable until September 13, 2001.

Item 6. Management's Discussion and Analysis of Plan of Operation

Results of Operations

     During 1996 the Company was successful in achieving higher camera and printer processor sales. Sales by product type in 1996 as compared to 1995 were as follows:



----------------------------------------------------
REVENUES                  1996    %        1995    %
----------------------------------------------------

Print Materials     $  221,008   4%  $2,161,276  41%
Cameras             $2,950,740  56%  $1,902,930  36%
Printer Processors  $1,211,130  23%  $  561,400  11%
Print Development   $  914,205  17%  $  704,327  12%

     Higher 1996 sales of cameras were the direct result of the expanding demand for the Company's unique products, combined with higher sales of printer processors to the Asian market as the Company works to expand its market in this rapidly growing part of the world. Certain reclassifications have been made to the 1995 amounts to conform to the 1996 presentation of cost of goods sold and selling expenses.

     Cost of sales increased by approximately $318,000, or 10%, from approximately $3,135,000 for the year ended December 31, 1995 to approximately $3,453,000 for the year ended December 31, 1996. Such increases were directly related to increases in sales of consumer cameras, printer processors and related print development costs, the Company's core business lines.

     Gross margins on revenues decreased from approximately $2,195,000, or 41%, for the year ended December 31, 1995 to approximately $1,844,000, or 35% for the year ended December 31, 1996. The decrease in gross margin was a result of sales price adjustments required to increase sales volumes to larger volume customers and the impact of the higher margin print material sale on 1995 gross margins.

     Selling expenses were approximately $763,000 for the year ended December 31, 1996, or 14% of total revenues, as compared to approximately $488,000 for the year ended December 31, 1995, or 9% of total revenues. The Company's sales increases have been achieved in spite of limited marketing dollars available to create any "pull" for the product from the retailer shelves.

     Research and development expenses were $284,000 for the year ended December 31, 1995 as compared to $314,000 for the year ended December 31, 1996.

     General and administrative expenses decreased by approximately $840,000 to approximately

$1,808,000 for the year ended December 31, 1996. This decrease resulted in a decline from 1995 due to the 1995 write-off of uncollectible advances to the Company's Asian affiliates related to certain general, administrative, and operating costs incurred by them on behalf of the Company, totaling approximately $700,000 and decreases in unabsorbed manufacturing overhead of $550,000. These declines were offset by increases in professional fees of $125,000, Asian bad debt expenses of $100,000, administrative operating expenses in Europe of $125,000, and approximately $50,000 for increases in expenses to support increased camera and printer processor sales.

     Interest expense was up in 1996 due primarily to the interest on the $3,000,000 promissory note and interest paid on a past due accounts payable as discussed in Note 7 and Note 8, respectively, of the financial statements. The net loss for 1996 and 1995 also included $140,000 and $163,000, respectively, of interest expense accrued on officer loans.

     The net loss decreased by approximately $50,000 from approximately $1,372,000 to approximately $1,324,000 for the years ended December 31, 1995 and 1996 respectively. The decrease in the 1996 loss as compared to 1995 is primarily a result of declines in gross margin being more than offset by decreases in administrative expenses.

     Accounts receivable increased by approximately $584,000, from approximately $755,000 at December 31, 1995 to approximately $1,339,000 at December 31, 1996 as a result of increases in sales of cameras in the United States and printer processors in Asia.

     Receivables from affiliates increased in 1996 due to payments made by the Company on behalf of an affiliate which is responsible for the commercial 3D market development. This affiliate is a wholly owned subsidiary of the Parent, ITII. These expenditures totaled approximately $1,800,000. To achieve repayment of this debt, the Parent has executed an agreement dated April 8, 1997 to allow the Company to repurchase $1,800,000 of shares owned by the Parent. This transaction was based on a $2.00 per share price, which is consistent with the Company's recent private placements, and will assist the Company by reducing its outstanding shares.

     Accounts payable decreased by approximately $1,225,000, from approximately $2,041,000 at December 31, 1995 to approximately $816,000 at December 31, 1996. This decrease is attributable to a significant reduction in amounts due to a trade creditor for purchases of print material.

     Payables to affiliates increased by $428,000 in 1996, from $0 in 1995 due to the purchase of print material as discussed in Note 6 of the financial statements. Promissory notes increased by $3,000,000 in 1996 as the result of transactions as discussed in Note 7 of the financial statements.

     No significant additional product research or development work is expected during the next twelve months, and there are no plans to purchase or sell any plant or significant equipment.

There are no expected significant changes in the number of employees of the Company in the next twelve months, except as required to support increased sales volume.

     On October 5, 1995, the Board of Directors of the Company approved the merger of the Company with its parent, Image Technology International, Inc., with the Company being the surviving entity. The purpose of the merger was to simplify the corporate structure and to combine all of the 3D photographic and digital technologies into a single entity. The merger has been delayed until additional equity can be obtained.

Liquidity and Sources of Capital

     Cash used in operations during the year ended December 31, 1996 totaled approximately $2,340,000 as compared to cash used by operations for the year ending December 31, 1995 totaling approximately $459,000. Such use of cash in 1996 was primarily related to operating uses and significant reductions in accounts payable to an trade vendor for print material.

     As shown in the accompanying financial statements, the Company has incurred recurring losses from operations which has also resulted in a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company continues to seek additional sources of equity capital in order to improve the Company's infrastructure and increase expenditures for marketing and distribution. Management has also instituted some cost reduction programs to reduce camera production and photofinishing costs. Management is considering alternatives to manufacturing cameras and photo processing equipment through its affiliate (ITFE) in China, and believes that such manufacturing may be performed more efficiently by a third party. Management believes these factors will improve liquidity and contribute towards achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     On January 30, 1996, the Company executed a letter of intent with an Asian investor (the "Investor"), providing for equity financing in an amount equal to or less than $20 million. On February 6, 1996, the Company received $3 million as part of this financing agreement, and in exchange issued 1,492,537 common shares at a price of $2.01 per share. The initial funding agreement (the "Agreement") provided for a due diligence period. In the event that the Investor determined not to make an additional investment, the Company, pursuant to the Investor's exercise of the Put Right provisions of Section 11 of the Agreement, agreed to redeem such initial $3 million investment. On November 12, 1996 the Investor converted the initial investment to a $3,000,000 promissory note to be repaid on January 12, 1997 with interest at prime + 2%, or 10.25% at December 31, 1996. The promissory note was not repaid on January 12, 1997 and the indebtedness is now considered to be in default as of April 12, 1997. Interest incurred and paid to the Investor during 1996 and 1995 totaled approximately $118,000 and $0 respectively. Management continues to negotiate with the investor to achieve a satisfactory resolution of this loan.

     Negotiations with other funding sources, suspended under the original terms of the agreement, were resumed. These negotiations are continuing and both management and the Board of Directors of both the Company and it's parent, Image Technology International, Inc., are making every effort to resolve the current cash flow deficit and to consider other alternatives. The Company has also delayed the plan of merger described in Note 8 of the financial statements.

Impact of Inflation

     The impact of inflation upon the Company in 1996 and 1995 was not significant, and is not expected to have a significant impact in the foreseeable future.


Item 7. Consolidated Financial Statements

Index to Consolidated Financial Statements


Report of Independent Auditors.....................................................F-1

Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995..........F-2

Consolidated Statements of Operations
   for the years ended December 31, 1996 and December 31, 1995.....................F-4

Consolidated Statements of Shareholders' Equity
   for the years ended December 31, 1996 and December 31, 1995.....................F-5

Consolidated Statements of Cash Flows
   for the years ended December 31, 1996 and December 31, 1995.....................F-6

Notes to Consolidated Financial Statements.........................................F-7


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not Applicable.

Item 9. Directors,  Executive Officers, Promoters and Control Persons

     The following persons were the directors and executive officers of the Company on December 31, 1996:



         Name              Age  Position or Office
         ----------------  ---  --------------------------------------
         Allen K.W. Lo     59   Director and President
         Robert J. Hipple  53   Secretary and Legal Counsel
         Sunny Ip          57   Director, Vice President and Treasurer
         Bruce Herstowski  43   Vice President, Sales and Marketing


     Mr. Lo and Mr. Hipple have served in their current positions since September 14, 1992. Mr. Ip has served as a director since December, 1993.

     The business experience of the principal executive officers is as follows:

     ALLEN K.W. LO, a founder of Image Technology International, serves as Chairman of the Board of Directors and President of the Company. He is also a principal shareholder, President and Chairman of Image Technology International, Inc. Mr. Lo is responsible for the overall administration of the Company's operations, strategic planning, marketing, and sales. In 1965, Mr. Lo cofounded 3D Arts Industrial Ltd. (Hong Kong), and was involved in the development of a 3D mass production lithographic process. In 1967, 3D Arts Industrial was purchased by The Asahi Group, a Japanese conglomerate. Mr. Lo served as a Director of an Asahi affiliate until 1970, during which time he also directed research in 3D images. After leaving Asahi, Mr. Lo came to the United States and formed Dimensional Development Corporation, which later became Nimslo Technology, Inc. From 1971 until 1983, Mr. Lo served as Vice Chairman and Director of Technology for Nimslo. From 1984 to the present, Mr. Lo has been involved in the development of the new generation of 3D technology now owned by Image Technology International, Inc. Mr. Lo currently holds 415,000 shares of stock in the Company. Mr. Lo's salary for 1996 was $110,000.

     ROBERT J. HIPPLE, serves as Secretary and Outside Legal Counsel for the Company. He is also Secretary of Image Technology International, Inc. Mr. Hipple is the principal of an Atlanta-based law firm specializing in taxation, business, and securities law. The firm has an extensive international practice. Mr. Hipple served as an attorney with the Tax Division of the United States Department of Justice, Washington, D.C., under the Attorney General's Program for Honor Law Graduates; served as an adjunct professor in the Graduate Tax Law Program of Georgetown University Law Center; and was a professor of law at Emory University before returning to private practice in 1978. Mr. Hipple holds degrees from Wesleyan University in Connecticut, and from Georgetown University Law Center. Mr. Hipple holds no stock in the Company or in its parent, Image Technology International, Inc. and receives no salary or other compensation from the Company. Mr. Hipple's law firm provides legal advice and service to the

Company on a regular basis and is paid for the actual work performed.

     SUNNY L.P. IP, Vice President and Treasurer of Image Technology International, Inc. currently serves as a Director and Vice President of the Company and as Director of the Print Material Division. Mr. Ip was one of the original members of the Nimslo Technology, Inc. research and development group. Mr. Ip became an officer of ITII in 1984 and currently oversees general corporate management, budget management, print material production development and research for the improvement of 3D image quality. Mr. Ip has extensive knowledge of 3D image processing and photography and has directed many professional photographers in the field of 3D photography. Mr. Ip holds 190,000 shares of common stock in the Company. Mr. Ip's salary for 1996 was $66,000.

     BRUCE HERSTOWSKI, Vice President of Sales and Marketing, is responsible for creating and implementing the Company's multinational marketing plan. Mr. Herstowski has been directly involved in sales and marketing in the photographic industry since 1976. From 1982 to 1986, Mr. Herstowski served as Vice President of Pallas Photo Labs, a national chain of photo labs based in Chicago. He left Pallas in 1986 to concentrate on the increasing demand for his services as an international consultant to the photo industry. Mr. Herstowski came to Image Technology in 1988 as the Company's Marketing Director and became Vice President of Sales and marketing for the Company on January 1, 1994. Mr. Herstowski currently holds 15,000 shares of common stock in the Company. Mr. Herstowski's salary for 1996 was $96,000.

Item 10. Executive Compensation

Mr. Lo, Mr. Ip, and Mr. Herstowski received salaries of $110,000, $66,000, and $96,000 respectively from the Company in 1996. None of the other officers and directors received any compensation directly from the Company in connection with their activities on behalf of the Company during the fiscal year ended December 31, 1996. Fifty percent of the salary expense for Mr. Lo and Mr. Ip has been allocated to the parent company in 1996. Mr. Hipple's law firm received a total of $76,577 in legal fees from the Company in 1996. Mr. Hipple received no compensation personally from the Company in 1996 or 1995, directly or indirectly through the parent.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     As of December 31, 1996, Image Technology International, Inc. was the only stockholder owning 5% or more of the common stock of 3D Image Technology, Inc. Subsequently, an Asian investor acquired 1,492,537 shares of common stock, representing more than five percent of the shares then outstanding. However, on November 12, 1996 this investor exercised their put right and the shares were converted to a promissory note. The shares are still outstanding as collateral for this promissory note.

Item 12. Certain Relationships and Related Transactions

     Mr. Allen K.W. Lo, President and Chairman of the Board of Directors, is also an officer, director and stockholder of Image Technology International, Inc.

     Mr. Robert Hipple, Secretary, is also Secretary of Image Technology International, Inc.

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

                                                  3D IMAGE TECHNOLOGY, INC.


    April 25, 1997                                        /s/ ALLEN LO
------------------------------------              ------------------------------
Date                                              ALLEN LO
                                                  Chairman and Chief Executive
                                                  Officer

    April 25, 1997                                       /s/ SUNNY IP
------------------------------------              ------------------------------
Date                                              SUNNY IP
                                                  Director and Treasurer

REPORT OF INDEPENDENT AUDITORS



Board of Directors
3D Image Technology, Inc. and subsidiary

We have audited the consolidated balance sheets of 3D Image Technology, Inc. and subsidiary (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3D Image Technology, Inc. and subsidiary at December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that 3D Image Technology, Inc. will continue as a going concern. As more fully described in
Note 9, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and description of liabilities that may result from the outcome of this uncertainty.

Ernst & Young LLP
April 22, 1997

                  3D IMAGE TECHNOLOGY, INC. AND SUBSIDIARY

                         Consolidated Balance Sheets


                                                              DECEMBER 31
                                                           1996          1995
                                                      --------------------------
ASSETS
Current assets:
  Cash and cash equivalents                           $   55,138     $  360,571
  Accounts receivable (net of allowance
    for doubtful accounts of $135,000 and
    $29,000 in 1996 and 1995, respectively)            1,339,228        754,623
Inventories                                            1,813,976      1,811,806
Prepaid expenses and other current assets                 72,147        146,254
                                                      -------------------------
Total current assets                                   3,280,489      3,073,254

Property and equipment, at cost:
  Machinery and equipment                              2,094,973      1,994,757
  Leasehold improvements                                  16,514         13,321
  Furniture and fixtures                                  19,807         19,047
                                                      -------------------------
                                                       2,131,294      2,027,125
 Less accumulated depreciation                           541,490        369,279
                                                      -------------------------
Net property and equipment                             1,589,804      1,657,846

Other assets                                                  --         11,451
                                                      -------------------------
Total assets                                          $4,870,293     $4,742,551
                                                      =========================






                                                                                              DECEMBER 31
                                                                                    1996                     1995
                                                                                    -----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Promissory note in default                                                          3,000,000                --
  Trade accounts payable                                                            $   816,251       $ 2,041,088
  Payable to affiliates                                                                 428,104                --
  Accrued liabilities                                                                   285,594           255,706
  Unearned revenue                                                                           --            52,057
                                                                                    -----------------------------
Total current liabilities                                                             4,529,949         2,348,851

Shareholders' equity:
  Preferred stock, par value $.001 per share:
    Authorized - 5,000,000 shares
    Issued and outstanding - none                                                            --                --
  Common stock, par value $.001 per share:
    Authorized - 35,000,000 shares Issued and outstanding - 21,117,788
    (including 1,492,538 shares of redeemable common stock) and 19,125,250 shares, at December 31, 1996
    and 1995 respectively                                                                19,625            19,125
  Additional paid-in capital                                                          5,806,510         4,749,510
  Accumulated deficit                                                                (3,698,804)       (2,374,935)
  Less: Receivables from affiliates                                                  (1,786,987)               --
                                                                                    -----------------------------
Total shareholders' equity                                                              340,344         2,393,700
                                                                                    -----------------------------
Total liabilities and shareholders' equity                                          $ 4,870,293       $ 4,742,551
                                                                                    =============================


See accompanying notes.

                   3D IMAGE TECHNOLOGY, INC. AND SUBSIDIARY

                    Consolidated Statements of Operations



                                                 YEAR ENDED DECEMBER 31
                                            1996                       1995
                                            -------------------------------
Net revenues:
   Print material                           $    221,008       $  2,161,276
   Cameras                                     2,950,740          1,902,930
   Printer processors                          1,211,130            561,400
   Print development                             914,205            704,327
                                            -------------------------------
Total net revenues                             5,297,083          5,329,933
Cost of sales:
   Print material                                132,900          1,295,495
   Cameras                                     1,810,180          1,001,367
   Printer processors                            859,410            341,572
   Print development                             650,467            496,733
                                            -------------------------------
Total cost of sales                            3,452,957          3,135,167
                                            -------------------------------

Gross margin                                   1,844,126          2,194,766
Operating expenses:
   Selling expenses                              762,522            488,199
   Research and development                      314,051            283,750
   General and administrative                  1,808,127          2,648,549
                                            -------------------------------
                                               2,884,700          3,420,498
                                            -------------------------------
Operating loss                                (1,040,574)        (1,225,732)
Interest expense                                (334,025)          (162,589)
Interest and other income                         50,730             16,821
                                            -------------------------------
Net loss                                    $ (1,323,869)      $ (1,371,500)
                                            ===============================
Loss per common share                       $       (.07)      $       (.07)
                                            ===============================
Weighted average shares outstanding           19,500,250         18,625,256
                                            ===============================



See accompanying notes

                   3D IMAGE TECHNOLOGY, INC. AND SUBSIDIARY

               Consolidated Statements of Shareholders' Equity




                                       COMMON STOCK           ADDITIONAL       STOCK                     RECEIVABLES
                                       ------------            PAID-IN     SUBSCRIPTION    ACCUMULATED      FROM
                                  SHARES         AMOUNT        CAPITAL      RECEIVABLE       DEFICIT     AFFILIATES        TOTAL
                                  ------         ------       ----------   ------------   ------------   -----------       -----
Balance, January 1, 1995        18,625,250    $    18,625    $ 4,750,010    $(1,000,000)   $(1,003,435)                 $ 2,765,200
  Issuance of common stock
    subscribed                     500,000            500           (500)     1,000,000                                   1,000,000
Net Loss                                                                                    (1,371,500)                  (1,371,500)

                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 1995      19,125,250         19,125      4,749,510                    (2,374,935)                   2,393,700
  Issuance of common stock         500,000            500      1,057,000                                                  1,057,500
  Issuance of redeemable
    common stock                 1,492,538          1,492      2,998,508                                                  3,000,000
  Exercise of put right on
    redeemable common
    stock and conversion to
    promissory note                                (1,492)    (2,998,508)                                                (3,000,000)
Advances to or on behalf of
    affiliates                                                                                            (1,786,987)    (1,786,987)
Net loss                                                                                    (1,323,869)                  (1,323,869)
                                ----------------------------------------------------------------------------------------------------

Balance, December 31, 1996      21,117,788    $    19,625    $ 5,806,510    $---           $(3,698,804)   (1,786,987)   $   340,344
                                ----------------------------------------------------------------------------------------------------



See accompanying notes.

                   3D IMAGE TECHNOLOGY, INC. AND SUBSIDIARY

                    Consolidated Statements of Cash Flows


                                                               YEAR ENDED DECEMBER 31
                                                           1996                     1995
                                                           -----------------------------
OPERATING ACTIVITIES
Net loss                                                   $(1,323,869)      $(1,371,500)
Adjustment to reconcile net loss to net cash used
  in operating activities:
    Depreciation                                               237,488           212,204
    Loss on disposal of property and equipment                  66,779            19,222
    Changes in operating assets and liabilities:
      Accounts receivable                                     (584,605)         (494,157)
      Inventories                                               (2,170)           82,522
      Prepaid expenses and other assets                         85,558          (141,746)
      Accounts payable and accrued expenses                 (1,224,837)        1,648,802
      Payable to an affiliate                                  428,104                --
      Other liabilities and unearned revenue                   (22,169)         (414,064)
                                                           -----------------------------
Net cash used in operating activities                       (2,339,721)         (458,717)

INVESTING ACTIVITIES
Purchases of property and equipment                           (236,225)         (205,897)
                                                           -----------------------------
Net cash used in investing activities                         (236,225)         (205,897)

FINANCING ACTIVITIES
Net increase/decrease in receivables from affiliates        (1,786,987)          119,523
Proceeds from common stock subscribed                        1,057,500           848,917
Issuance of redeemable common stock                          3,000,000                --
                                                           -----------------------------
Net cash provided by financing activities                    2,270,513           968,440
                                                           -----------------------------
(Decrease) increase in cash                                   (305,433)          303,826
Cash, beginning of year                                        360,571            56,745
                                                           -----------------------------
Cash, end of year                                          $    55,138       $   360,571
                                                           =============================



See accompanying notes

                   3D IMAGE TECHNOLOGY, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          December 31, 1996 and 1995



1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PURPOSE

     3D Image Technology, Inc. (the "Company") is a subsidiary of Image Technology International, Inc. ("ITII" or the "Parent"). ITII owns 75% of the Company's outstanding stock at December 31, 1996.

NATURE OF OPERATIONS

     The Company is engaged in the development, production, and marketing of amateur consumer 3D photographic systems on a worldwide basis. The Company has an exclusive license to utilize the unique, proprietary three-dimensional photographic technology in the amateur consumer markets.

     The 3D consumer camera (primarily the 3D Magic) currently is being distributed in the United States through a number of outlets, including certain specialty camera stores, national retail pharmacy and department store chains, and television direct marketing programs. The Company has an arrangement with Kodak's and Fuji's photofinishing networks to collect and forward the 3D Magic camera to the Company for processing and returning the prints through its retail outlets to its customers.

     Substantially all manufacturing related to the Company's line of 3D consumer cameras is carried out in the People's Republic of China and Hong Kong. See Note 6.

     Until April 1, 1995, the Company manufactured 3D consumer cameras and printer processing equipment through the Parent's Hong Kong-based subsidiary, Image Technology (Hong Kong) Ltd., a Hong Kong corporation ("ITHK").

     On July 1, 1995, the Company entered into separate Manufacturing and Distribution Agreements (the "Agreements") with Image Technology International (Far East) Ltd. ("ITFE"), a Hong Kong limited company and wholly-owned subsidiary of ITII. In conjunction with the Agreements, the Company appointed and licensed ITFE to act as its agent in Hong Kong and the Far East, including China, to supervise and assist in the manufacture and distribution of 3D

                   3D IMAGE TECHNOLOGY, INC. AND SUBSIDIARY

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NATURE OF OPERATIONS (continued)

consumer products, including supervision of and technical assistance in the manufacturing processes in China and in Hong Kong, as well as the photofinishing facility.

     As compensation for the services rendered by ITFE under the Agreements, ITFE receives a commission or fee equivalent to 10% of the gross sales price of all 3D consumer products sold in Asia through the efforts of ITFE, reduced by any commissions due on any such sale to any other authorized agent participating in the sale. Such commissions were approximately $76,000 and $99,000 in 1996 and 1995, respectively. A fee of 4% of the manufactured cost of all 3D consumer products manufactured in China or Hong Kong is added to cover shipping, purchasing and distribution costs incurred for the Company.

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

     The Company serves the Japanese market through a licensing agreement with Image Technology Japan ("ITJ"), a joint venture in which the Parent owns a 40% interest. The Parent granted licensing rights to ITJ in exchange for its interest in the joint venture, in addition to $1,000,000 as payment of an advance royalty and $1,000,000 for printer processing equipment. The other two venture partners, which contributed cash and other assets, are Noritsu Koki Company, Ltd., a manufacturer of one-hour printer processors, owning 40%, and Photo Craft Company, Ltd., operator of a commercial photographic laboratory in Japan, owning 20%. ITJ has licensed the sale of the 3D Magic one-time-use camera in Japan only to Kodak Japan, Ltd. and Konica, which are distributing the 3D Magic camera in Japan under their own packaging and trademarks. The Company is engaged in negotiations with the other two venture partners at ITJ to reacquire the rights to the Japanese market.

                   3D IMAGE TECHNOLOGY, INC. AND SUBSIDIARY


            Notes to Consolidated Financial Statements (continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization expense is

                   3D IMAGE TECHNOLOGY, INC. AND SUBSIDIARY

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

calculated over the estimated useful lives of the related assets (5 to 10 years) using the straight line method for financial reporting purposes.

RESEARCH AND DEVELOPMENT

     Research and development expenditures are expensed when incurred.

CONCENTRATION OF CREDIT RISK

     Approximately 0% and 36% of the Company's 1996 and 1995 revenues were derived through related and affiliated parties, respectively.

INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Such amounts are measured using enacted tax rates and laws that are expected to be in effect when such amounts reverse.

FOREIGN CURRENCY TRANSLATION

     3DEU's assets and liabilities are translated at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange during the year. The operations of 3DEU are not significant for the years ended December 31, 1996 and 1995.

ADVERTISING COSTS

     Advertising costs are expensed when incurred. Total advertising expense was $134,415 and $84,403 for the years ended December 31, 1996 and 1995, respectively.

NET LOSS PER COMMON SHARE

     Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

                   3D IMAGE TECHNOLOGY, INC. AND SUBSIDIARY

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECLASSIFICATIONS

Certain 1995 amounts have been reclassified to conform to the 1996 presentation. Such reclassifications primarily relate to packaging costs which were previously reflected as selling expenses, approximately $100,000, considered to be camera costs of sales.

2.   INVENTORIES

Inventories at December 31 are summarized as follows:



                                                     1996                       1995
                                                     -------------------------------
         Finished goods:
                Consumer cameras                     $    108,249      $     192,136
                Printer processors                        271,126            201,152
                Print material                            684,127            919,462
         Raw materials and component parts                750,474            499,056
                                                     -------------------------------
                                                     $  1,813,976      $   1,811,806
                                                     ===============================


3.   SHAREHOLDERS' EQUITY

     On January 1, 1996, the Company issued warrants for the sale of 400,000 shares of $.001 par value common stock to Kaliman, Inc. (the "Warrantholder") at a price of $2.40 per share. Such warrants have a term of one year and the Warrantholder or its successors may sell, assign, exchange, or transfer these warrants in accordance with applicable securities laws. If the shares underlying the warrants are not included in an effective registration statement filed by the Company prior to registration, the Company has agreed to register the shares. If the warrant is exercised according to its terms, the Company also has agreed to issue a second warrant on similar terms, for 400,000 shares at a price equal to 10% less the average trading price for the shares plus $.15 per share. In exchange for these warrants and in a separate agreement dated January 30, 1996, Kalimar, Inc. agreed to market and distribute consumer cameras to certain customers on behalf of the Company up to December 31, 1998. Since the shares underlying the initial warrants have not been included in an effective registration statement, the one year warrant exercise period has not yet commenced.

                   3D IMAGE TECHNOLOGY, INC. AND SUBSIDIARY

3.   SHAREHOLDERS' EQUITY (CONTINUED)

     In March 1996, a subscription agreement for 500,000 shares of common stock of the Company was executed and the shares were issued for total consideration of $1,175,000 net of commissions of approximately $118,000. A second subscription agreement for the same price and number of shares has also been signed and was due June 6, 1996. Such subscription was not fulfilled. This subscriber is not affiliated in any way with the Company or any officer, director, or employee of the Company.

     In September 1996, the Company issued warrants for the sales of 60,000 shares of $.001 par value common stock to Legacy Investments Group, Inc., a contractor for the Company, at a price of $2.63 per share. The warrants expire on September 13, 2001.

     On August 30, 1994, the Company entered into a subscription agreement with Drummend Pal S.A. for the purchase of 500,000 shares at $2.00 per share of $.001 par value, common stock. On October 21, 1994, this agreement was amended to provide for the stock to be purchased in installments through December 31, 1995, at which point the stock would be issued. At December 31, 1994, $151,083 was received and included in accrued liabilities, and no stock was issued. In 1995, the remaining subscription amount was received and the related stock was issued. Such shares are restricted and may not be sold for a period of two years from the date of the subscription completion, December 31, 1997.

     On September 10, 1994, the Company issued a warrant to a third party to purchase 50,000 shares of $.001 per value common stock. The warrant carries an exercise price of $1.50 per share and is exercisable at any time during the five year period following the date of issuance.

4.   INCOME TAXES

     The Company accounts for income taxes under the liability method. The Company was included in ITII's consolidated tax return, thus, the Company's net operating losses have been included with the net operating losses of ITII. Under a separate return computation, there is no current provision for income taxes.

     The Company does not have a formal tax sharing agreement with the Parent.

                   3D IMAGE TECHNOLOGY, INC. AND SUBSIDIARY

5.   GEOGRAPHIC INFORMATION


                                                          1996                     1995
                                                          -----------------------------
         Net Revenues:
              Asia                                        $ 1,695,325       $ 3,084,334
              United States                                 3,409,930         1,515,779
              Other                                           191,828           729,820
                                                          -----------------------------
         Total                                            $ 5,297,083       $ 5,329,933
                                                          =============================
         Operating Loss:
              Asia                                        $  (479,663)      $  (567,527)
              United States                                  (294,386)         (348,586)
              Other                                          (266,525)         (309,619)
                                                          -----------------------------
         Operating loss                                    (1,040,574)       (1,225,732)
         Interest expense                                    (334,025)         (162,589)
         Interest income                                       50,730            16,821
                                                          -----------------------------
         Net loss                                         $(1,323,869)      $(1,371,500)
                                                          =============================
         Identifiable Assets:
              Asia                                        $ 3,669,502       $ 1,877,043
              United States                                   820,013         2,612,379
              Other                                           380,778           253,129
                                                          -----------------------------
         Total                                            $ 4,870,293       $ 4,742,551
                                                          =============================



1996

     Depreciation expense of $63,268, $147,626 and $11,074 for Asia, the United States and Other, respectively, is included in the 1996 net loss above.
Capital expenditures amounted to $20,740, $160,951 and $54,534 for Asia, the United States and Other respectively.

1995
     Depreciation expense of $123,188 and $83,321, and $6,695 for Asia, the United States and

                          3D IMAGE TECHNOLOGY, INC.

Other respectively, is included in the 1995 net loss above. Capital expenditures amounted to $3,384 and $180,747 and $21,766 for Asia the United States and Other respectively.

6.   RELATED PARTY TRANSACTIONS

     The Company had transactions with ITII, the parent company, ITII's wholly-owned subsidiary, Image Technology, Inc. ("ITI"), and Image Technology Japan ("ITJ"), a 40% owned joint venture of ITII. Transactions with affiliates consist of direct sales through affiliates and collections from customers on sales by affiliates, on the Company's behalf, in the Asian market. Such transactions also consist of the allocation of general and administrative, research and development, and selling expenses incurred by the Parent on the Company's behalf. Such expenses allocated to the Company in 1996 and 1995 were approximately $500,000 and $1,300,000, respectively. At December 31, 1996 and 1995, the net receivable from affiliates in accompanying balance sheets totaled $1,786,987 and $0, respectively. See note 10.

     Total print material sales to ITJ were approximately $0 and $1,972,000 for the years ended December 31, 1996 and 1995, respectively. Print material purchases from ITJ were approximately $428,000 and $0 during the years ended December 31, 1996 and 1995 respectively.

     The Parent allocates approximately 75% of its general and administrative expenses, including interest on officer loans described below, to the Company.

     Several officers have advanced funds to the Parent representing cash advances, unpaid salaries, and accrued interest thereon. These advances accrue interest at prime rate plus 2%. The total outstanding amount due officers at December 31, 1996 and 1995 totaled approximately $2,228,000 and $2,141,000, respectively. The Company is not a guarantor for the payment of such advances. However, the Company's allocable portion of interest totaled approximately $140,000 and $163,000 for the years ended December 31, 1996 and 1995, respectively.

7.   REDEEMABLE COMMON STOCK AND PROMISSORY NOTE IN DEFAULT

     On January 30, 1996 the Company executed a letter of intent with an Asian investor (the "Investor"), providing for equity financing in an amount equal to or less than $20 million. On February 6, 1996, the Company received $3 million as part of this financing agreement, in exchange for 1,492,537 common shares at a price of $2.01 per share. The initial funding agreement (the "Agreement") provided for a due diligence period. In the event that the Investor determined not to make an additional investment, the Company, pursuant to the Investor's exercise of the Put Right provisions of Section 11 of the Agreement, agreed to redeem such

                          3D IMAGE TECHNOLOGY. INC.

7.   REDEEMABLE COMMON STOCK AND PROMISSORY NOTE IN DEFAULT

initial $3 million investment. On November 12, 1996 the Investor converted the initial investment to a $3 million promissory note to be repaid on January 12, 1997, with interest at prime plus 2%, or 10.25% at December 31, 1996. The promissory note was not repaid on January 12, 1997 and such indebtedness is considered to be in default. A demand was made by the Investor on April 10, 1997 for all the amounts to be repaid. As security for the note the Company has pledged all tangible assets. Interest incurred and paid to the Investor during 1996 and 1995 totaled approximately $118,000 and $0, respectively. As a result, negotiations with other funding sources, suspended under the original terms of the Agreement, have been resumed. The Company has also delayed the plan of merger described in Note 8.

8.   COMMITMENTS AND CONTINGENCIES

     Included in accounts payable at December 31, 1996 is approximately $615,000 payable to a vendor for print material. This balance is past due and accrues interest at the rate of 24% per annum, beginning on June 1, 1996, payable monthly. During 1996 and 1995, interest paid and incurred on such indebtedness totaled approximately $86,000 and $ 0 , respectively.

     On October 5, 1995, ITII and the Company approved a plan of merger of the affiliated companies. Subsequent to the completion of this merger, the Company will survive as the parent company of the affiliated group. Under the plan of merger, each share of ITII common stock and Class A preferred stock will be redeemed and canceled by ITII. Such redemption will be effected through the issuance of common shares of the Company, the survivor, in proportion to the pre-merger ITII ownership. This plan of merger has been postponed until a new investment structure has been agreed to with prospective investors. It is anticipated that the merger will be submitted to the shareholders for approval during 1997, although the terms of the merger have not yet been determined.

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

     The parent of the Company is a named defendant in various legal proceedings. Management of the Company does not believe that such actions will result in material adverse judgments against the Company.

                          3D IMAGE TECHNOLOGY, INC.

9.   MANAGEMENT'S PLANS

     As shown in the accompanying financial statements, the Company has incurred recurring losses from operations which has also resulted in a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company continues to seek additional sources of equity capital in order to improve the Company's infrastructure and increase expenditures for marketing and distribution. Management has also instituted some cost reduction programs to reduce camera production and photo processing costs. Management is also considering alternatives to manufacturing cameras and photo processing equipment through its affiliates, ITFE, in China. Management believes that such manufacturing may be performed more efficiently by a third party. Management believes these factors will improve liquidity and contribute towards achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

10.  SUBSEQUENT EVENTS

     On April 8, 1997, the Board of Directors approved the repurchase of 900,000 shares of the Company's common stock from its Parent at a price of $2.00 per share. Such purchase price was effected through exchange of a receivable from ITI, a subsidiary of the Parent.