Form 10-K
period 1997-03-31
3D IMAGE TECHNOLOGY INC /GA/
filed 1997-05-21
CIK 847394

U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-QSB


	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended
March 31, 1997						         Commission File No. 33-27627

	3D IMAGE TECHNOLOGY, INC.
	(Exact name of Registrant as specified in its charter)


	Delaware	76-0265438
(State of Incorporation)				(IRS Employer	 Identification No.)



5172-G Brook Hollow Parkway, Norcross, Georgia	30071
(Address of principal executive offices)		(Zip Code)


Issuer's telephone number, including area code:		(770) 416-8848



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

	YES XXX         NO _____

	21,117,788 COMMON SHARES WERE OUTSTANDING AS OF MARCH 31, 1997













	INDEX


Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
	as of March 31, 1997 and December 31, 1996  	  1

Condensed Consolidated Statements of Operations
	three months ended March 31, 1997 and 1996  	  3

Condensed Consolidated Statements of Cash Flows
	three months ended March 31, 1997 and 1996  	  4

Notes to Condensed Consolidated Financial Statements March 31, 1997  	  5

Item 2.	Management's Discussion and Analysis of Financial Condition
			and Results of Operations  		 7


Part II.   Other Information

Item 1.	Legal Proceedings  		    9

Item 2.	Change In Securities  		 11

Item 3.	Defaults upon Senior Securities  	11

Item 4.	Submission of Matters to a Vote of Security Holders  		11

Item 5.	Other Information  		11

Item 6.	Exhibits and Reports on Form 8-K		12


Signatures













                      	3D Image Technology, Inc.
                  Condensed Consolidated Balance Sheets



                              		          March 31,            December 31
                                           1997          			     1996
                                        (Unaudited)              (Note)

ASSETS

Currents assets:
   Cash and cash equivalents                	$ 36,888	         $    55,138
   Accounts receivable, net                  	751,793	           1,339,228
   Inventories                             	1,683,639	           1,813,976
   Prepaid expenses and other current assets   83,309	              72,147

Total current assets                       	2,555,629           	3,280,489

Property and equipment, at cost:
   Machinery and equipment	                 2,119,441	           2,094,973
   Leasehold improvements	                     12,852              	16,514
   Furniture and fixtures	                     20,068	              19,807
                                           	2,152,361           	2,131,294
Less accumulated depreciation	              (596,473)	           (541,490)
Net property and equipment                 	1,555,888           	1,589,804

Total assets                              	$4,111,517	          $4,870,293



Note:
The balance sheet at December 31, 1996 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.






                       	3D Image Technology, Inc.


                  Condensed Consolidated Balance Sheets



                                                 March 31          December 31

                                                   1997                1996
                                                 (Unaudited)           (Note)



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Promissory note in default                    	$3,000,000		    $3,000,000
   Trade accounts payable                           	770,182         816,251
   Payable to affiliates                            	428,104        	428,104
   Accrued liabilities                              	346,742         285,594
   Other current liabilities	                          8,243	        -------
Total current liabilities	                         4,553,271      	4,529,949
Shareholders' equity:
   Preferred stock, par value $.001 per share:
      Authorized - 5,000,000 shares
      Issued and outstanding - none
   Common stock, par value $.001 per share:
      Authorized - 35,000,000, shares
      Issued and outstanding - 21,117,788(including
      1,492,538 shares of redeemable common stock)     19,625	        19,625
   Additional paid-capital	                         5,806,510	     5,806,510
   Accumulated deficit                           	(4,207,745)	   (3,698,804)
   Less: Receivables from affiliates             	(2,060,144)	   (1,786,987)

Total shareholders' equity	                         (441,754)	       340,344

Total liabilities and shareholders' equity        	$4,111,517    	$4,870,293

See notes to condensed consolidated financial statements.







                      	3D Image Technology, Inc.

             Condensed Consolidated Statements of Operations
                            (Unaudited)
                                              		       Three Months Ended
	                                                        March 31,

                                                      1997            1996
  Net Revenue:
   Print Material                                 	$  31,298     	$   95,797
   Cameras                                          	207,180        	609,765
   Printer Processors                               	-------         520,788
   Print Development	                                286,505 	       166,900
Total Net Revenue                                   	524,983      	1,393,250

Cost of Sales
   Print Material	                                    20,312	         55,992
   Cameras                                        	  118,797         359,099
   Printer Processors	                               -------        	290,982
   Print Development	                                171,159	         81,619
Total Cost of Sales	                                 310,268         787,692

Gross Margin                                       	214,715          605,558

Operating Expenses
   Selling Expense	                                 107,250	         315,349
   Research and Development	                         72,751          	37,780
   General and Administrative	                      444,783          646,508
Total Operating expenses	                           624,784          999,637

Operating (Loss)/Income                           	(410,069)       (394,079)
Net Interest Expense                               	(98,871)       ( 35,005)

Net (Loss)/Income                                	$(508,940)       $(429,084)

Loss per common share                             $  (.03)	        $    (.03)
Weighted average shares outstanding              	19,500,250	       19,500,250

See notes to condensed consolidated financial statements.













                    	3D Image Technology, Inc.

          Condensed Consolidated Statements of Cash Flows
                          	(Unaudited)
	                                                 		  Three Months Ended


OPERATING ACTIVITIES	                                     	March 31,
                                                   	1997	             1996
Net (Loss)/Income                              	$(508,940)        	$(429,084)
Adjustments to reconcile net income/(loss),
to net cash used in operating activities:
   Depreciation                                    	54,983	            51,329
   Changes in operating assets and liabilities:
      Accounts Receivable	                         587,435	           (26,147)
      Inventories	                                 130,337	            155,664
      Prepaid expenses and other assets	           (11,162)          	(10,431)
      Accounts payable and accrued expenses        (46,069)	         2,899,291
      Other liabilities and unearned revenue	        69,390 	         --------
Net cash provided by operating activities	          275,974         	2,640,622

INVESTING ACTIVITIES

Purchases of property and equipment	                (21,067)	         (89,150)
Net cash used in investing activities              	(21,067)	        ( 89,150)

FINANCING ACTIVITIES

Net increase in receivable from affiliates         	(273,157)	     (1,083,617)
Proceeds from common stock subscribed	             ----------	       1,057,500
Net cash used in financing activities              	(273,157)	        (26,117)
Increase (decrease) in cash                         	(18,250)       	2,525,355

Cash, beginning of quarter	                            55,138 	        360,571
Cash, end of quarter	                                 $36,888      	$2,885,926



See notes to condensed consolidated financial statements.


                       	3D Image Technology, Inc.


            	Notes to Condensed Consolidated Financial Statements


Note A - Basis of  Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month ended March 31, 1997, are not necessarily indicative of results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the 3D Image Technology, Inc. annual report on Form 10-K for the year ended December 31, 1996.

Note B - Inventories

The components of inventory consist of the following:

                                        		  March 31            December 31
	                                            1997	                 1996

     Finished good
          Consumer cameras	                 $ 110,151        	$  108,249
          Printer processors	                 302,972	           271,126
          Print material                     	534,737	           684,127
          Raw material and component parts	   735,779	           750,474
                                          	$1,683,639        	$1,813,976



Note C - Shareholders' Equity

       On January 1, 1996, the Company issued warrants for the sale of 400,000 shares of $.001 par value common stock to Kalimar, Inc.
(the "Warrant holder") at a price of $2.40 per share. Such warrants have a term of one year and the Warrant holder or its successors may sell, assign, exchange, or transfer these warrants in accordance with applicable securities laws. If the shares underlying the warrants are not included in an effective registration statement filed by the Company prior to registration, the Company has agreed to register the shares. If the warrants is exercised according to its terms, the Company also has agreed to issue a second warrant on similar terms, for 400,000 shares at a price equal to 10% less the average trading price for the shares plus $.15 per share. In exchange for these warrants and in a separate agreement dated January 30, 1996, Kalimar, Inc. agreed to market and distribute consumer cameras to certain customers on behalf of the Company up to December 31, 1998. Since the shares underlying the initial warrants have not been included in an effective registration statement, the one year warrant exercise period has not yet commenced.

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

Note D - Contingent Matters

       Included in accounts payable at March 31, 1997 is approximately $615,000 payable to a vendor for print material. This balance is past due and accrues interest at the rate of 24% per annum, beginning on June 1, 1996, payable monthly. For the three months ended March 31, 1996 and 1997, interest paid and incurred on such indebtedness totaled approximately $0 and $37,000, respectively.

	   The Company is a named defendant in a legal proceeding filed by a former employee of the parent of the company and a Dutch corporation in which that former employee is a shareholder.  The litigation arises out of a proposed acquisition of the Dutch corporation by the parent of the company.
Management of the Company does not believe that such actions will result in material adverse judgments against the  Company and has obtained an opinion of counsel to that effect.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        In the first quarter of 1997, the Company increased print development sales. Print material sales were approximately the same percentage as compared to the first quarter of 1996. Sales by product type in 1997 as compared to 1996 were as follows:


Revenues               1997         %                1996               %

Print Materials     $ 31,298       6 %               $95,797            6%
Cameras             $207,180       40%               $609,765          44%
Printer Processors ---------     ------              $520,788          38%
Print Development   $286,506       54%               $166,900          12%


Total sales decreased by $868,000, to approximately $525,000 for the quarter ended March 31, 1997, from approximately $1,393,000 for the quarter ended March 31, 1996. This decrease was the result of the sale of six printer processors in the first quarter of 1996, which was not repeated in the first quarter of 1997.

Cost of sales decreased by approximately $478,000 from approximately $788,000 for the quarter ended March 31, 1996, to approximately $310,000 for the quarter ended March 31, 1997. This decrease was directly related to the decrease in printer processors and camera sales.

Gross margins on revenues decreased from approximately $606,000 for the quarter ended March 31, 1996 to approximately $215,000 for the quarter ended March 31, 1997, as the Company sold fewer cameras and printer processors in the first quarter of 1997 compared to the first quarter in 1996. The gross margin percentage for the quarter ended March 31, 1997 was 41% as compared to 43% for the quarter ended March 31, 1996.

Selling expenses decreased from approximately $315,000 for the quarter ended
March 31, 1996,   to approximately $107,000 for the quarter ended
March 31, 1997.

Research and development expenses were approximately $73,000 for the quarter ended March 31, 1997, or 14% of total revenues, as compared to approximately $38,000 for the quarter ended March 31, 1996, or 3% of total revenues. Such expenditures are associated with research and development of existing and potential new three dimensional products and services.

Interest expense was up in 1997 due primarily to the interest on the $3,000,000 promissory note and interest paid on a past due accounts payable .


The net loss increased by approximately $80,000 from approximately $429,000 to approximately $509,000 for the quarter ended March 31, 1996 and 1997, respectively. The increase in the 1997 loss as compared to 1996 is primarily a result of a decrease in sales, netted against decrease in selling, research and development and general and administrative expenses , and increases in interest expense.

Receivables from affiliates increased in 1997 due to payments made by the Company during the first quarter in the amount of $247,000 to satisfy an outstanding bank loan of an affiliate which is responsible for commercial 3D market development. This affiliate is a wholly owned subsidiary of the Parent, ITII.

Accounts payable decreased by approximately $46,000, from approximately $816,000 for the year ended December 31, 1996 to approximately $770,000 for the quarter ended March 31, 1997. This decrease is attributable to a significant reduction in amounts due to a trade creditor for purchases of print material.

Payables to affiliates was $428,000 for the quarter ended March 31, 1997, and $428,000 for the year ended December 31, 1996 due to the purchase of print material.

Liquidity and Sources of Capital

Cash provided by operations during the period ended March 31, 1997 totaled approximately $276,000 as compared to cash provided by operations for the period ended December 31, 1996 totaling approximately $2,340,000. This change in cash provided resulted primarily from a decrease in accounts payable to a trade vendor for print material.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations which has also resulted in a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern.

	On January 30, 1996, the Company executed a letter of intent with an Asian investor (the "Investor"), providing for equity financing in an amount up to
 $20 million. On February 6, 1996, the Company received $3 million as part of this financing agreement, and in exchange issued 1,492,537 common shares at a price of $2.01 per share. The initial funding agreement (the "Agreement") provided for a 90 day due diligence period, ending May 6, 1996, at the conclusion of which, the Investor would determine whether to contribute an additional $17 million for an additional 8,457,711 shares of common stock.
On May 21,1996, the Company and the Investor amended certain sections of the Agreement and extended the due diligence period 90 days. If the Investor then determined not to make an additional investment, the Company, pursuant to the Investor's exercise of the Put Right provisions of Section 11 of the Agreement, agreed to redeem such initial $3 million investment. If not redeemed in cash, such amount was to be converted to a promissory note secured by certain assets of the Company, and the parent, due 120 days thereafter, with interest at prime plus 2%.

   The investor determined not to make the additional investment and, as agreed, the shares were redeemed for a promissory note for $3 million, secured by fixed assets of the Company and its parent, as well as the shares. After several extensions of the due date of the promissory note, the Investor called the note during the quarter and the $3 million note is reflected as past due. Management continues to work with the Investor regarding this liability.

On May 16, 1997, the Company approved a restructuring of the management and operations of the Company and accepted a proposed investment of $3.8 million in the Company by Olajuwon Venture Capital, Inc. of Houston, Texas. Under the proposed restructuring plan, the Company will terminate the direct manufacturing operation now conducted in China and will contract with independent camera manufacturers in China to manufacture cameras for the Company. Initially, the Company will contract with Image Technology International ( Far East), Ltd., a subsidiary of the parent of the Company which has acted as manager of the Company's manufacturing facilities.
The Company intends to negotiate a fixed delivered price per camera and will no longer directly support the China operations. Management anticipates substantial savings from this restructure . This operational savings, together with further reductions in operating costs in Europe and United States, are expected to return the Company to profitable status by the end of the year. The new investment by Olajuwon Venture Capital Inc. of $3.8 million for 7.6 million shares of common stock of the Company, will be contributed in installments as needed for operations over the remainder of the year, by December 31,1997.

In conjunction with the restructuring of the Company and the investment by Olajuwon Venture Capital, Inc. the parent of the Company also has granted Olajuwon Venture Capital, Inc. an option to acquire 6,500,000 shares of the Company's common stock now held by it, and has given Olajuwon Venture Capital, Inc. an irrevocable proxy to vote the option shares during the two year term of the option. As a result of the additional investment in the Company and the option arrangement, Olajuwon Venture Capital, Inc. will acquire control of the company.


Part II.   Other Information

Item 1.   Legal Proceedings


On February 21, 1997, Image Technology International, Inc., parent of the Company, filed a Declaratory Judgment action in the Superior Court of Gwinnett County against Andrew Joel, ND3D B.V., Ruud Kallenbach and Marc Wolters, seeking to declare that an Acquisition and Cooperation Agreement dated June 21, 1995 between Image Technology International, Inc., ND3D BV and ElectroGig Netherlands BV was not an enforceable contract and that the terms of the agreement had never been satisfied. The Agreement proposed the acquisition by Image Technology International, Inc. of either the Assets or the stock of ND3D, with the form of the acquisition to be determined at a later date, and also proposed the formation of a joint marketing and distribution venture with ElectroGig and the delivery to Image Technology of 500 copies of new ElectroGig 3D software, represented to have a retail value of $10,000 per copy.

The proposed transaction was subject to a number of conditions, including approval by the Boards of Directors of all three entities, agreement on the actual structure of the proposed acquisition and the delivery of a detailed asset list by ND3D, all of which were required to be completed by July 15, 1995. The proposed acquisition was never submitted to the Board of
 Image Technology for approval because none of the conditions was met by either ND3D or ElectroGig. One of the named defendants, Andrew Joel, who was an officer and indirectly, a minority shareholder of M\ND3D BV, a Dutch company, became an employee of Image Technology, Inc. on July 17, 1995 after the
 Agreement had expired. Ruud Kallenbach was another minority shareholder of ND3D BV, and ElectroGig, another Dutch company, held the majority interest. Marc Wolters is the court appointed administrator of the bankruptcy estate of ElectroGig, which filed for bankruptcy in the Netherlands in the summer of 1996.  Had the proposed transactions in the Agreement been carried out, then the consideration payable on July 15, 1995 by Image Technology International, Inc. for either the ND3D stock or assets, the 500 copies of ElectroGig software and the joint venture elationship with EletroGig, would have been 3.25 percent of the shares of the parent company estimated to be outstanding after the completion of the merger of the Company into Image Technology International, Inc., which was then under discussion. The Agreement estimated that the number of shares would be 1,300,000 shares, but that estimate assumed that an equity investment in Image Technology then under discussion, and which would have involved the issuance of an additional 10 million shares, was completed.
Nither the merger nor the investment was in fact completed and the merger of the Company and Technology International, Inc. scheduled for December 31, 1995, was postponed indefinitely for unrelated reasons and has now been canceled.

The action also sought a determination that Mr. Joel, who was indicted on January 23, 1997 by a federal grand jury in Colorado for RICO, RICO conspiracy, money laundering and conspiracy to distribute cocaine, had breached his employment agreement with Image Technology International, Inc.
Mr. Joel was suspended from his employment effective January 27, 1997 and was terminated on February 25, 1997. Mr. Joel's indictment was based on allegations predating his employment by Image Technology International, Inc., and prior to his relocation from United States to the Netherlands, and Image Technology had no knowledge of the matter prior to the return of the indictment. The action also sought an injunction against the defendants to restrain them from contacting Image Technology's officers, directors, employees, agents, customers and clients, each of  which they had threatened unless
Image Technology International, Inc. delivered 1,300,000 shares of common stock to defendants. Image Technology International, Inc. considered these threats to be extortionate, since it had received no consideration under the expired Agreement, and refused the demands.

On February 27, 1997, one day  before a scheduled hearing on Image
 Technology's request for a temporary restraining order, Mr. Wolters removed the case from the state court to the federal court in Atlanta on the theory that, as a Dutch court appointed administrator of the ElectroGig bankruptcy estate, he was a "sovereign foreign state". Simultaneously, ND3D BV filed a separate action in the Atlanta federal court seeking unspecified damages, including delivery of the shares provided for in the expired Agreement and damages for alleged delivery by ND3D of its assets to Image Technology without compensation. The new lawsuit named Image Technology International, Inc., the Company, Allen Lo, President of the Company, and Robert Hipple, Secretary of the Company, as defendants, although only Image Technology International, Inc. was a party to the expired Agreement on the basis of which ND3D filed its suit, and only Image Technology International, Inc. allegedly received any benefit from the relationship with ND3D. All of the named defendants in the second action filed a Motion to Dismiss the case on multiple grounds, including failure to state a cause of action and lack of jurisdiction in federal court. The Motion is still pending along with a Motion to Remand the original case filed by Image Technology International, Inc., seeking to return the case to the
State court so that Image Technology can pursue its declaratory judgment request that the Agreement on which ND3D is claiming recovery is null and void. The Company has obtained an opinion of independent counsel that the claim by ND3D against the Company is completely without merit and appears to have been filed against it primarily as leverage in an attempt to extort a settlement from Image Technology International, Inc. The Company intends to vigorously defend against the unsupported claims of ND3D and will pursue frivolous litigation damages against ND3D, Joel, and their respective legal counsel, once the claims against the Company have been dismissed.


Item 2.   Change in Securities

In January 1996, the Company issued a warrant for the purchase of 400,000 shares of common stock at $2.40 per share, exercisable until June 30, 1997 or one year after the effective date of a registration statement including the shares underlying the warrant, whichever is later, to Kalimar, Inc., a manufacturer and distributor of cameras and photographic supplies, as part of a distribution agreement between the Company and Kalimar.  On exercise of the initial warrant, a second warrant will be issued to Kalim for additional 400,000 shares at a price equal to ten percent less than the average trading price of the shares when the warrant was issued, plus $0.15.

On May 16, 1997, Olajuwon Venture Capital, Inc. executed a subscription agreement for 7.6 million new shares for a total consideration of $3.8 million payable in full by December 31, 1997

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the first quarter of the fiscal period covered by this report.

Item 5.   Other Information

None.


Item 6.   Exhibits and Reports on Form 8-K

On May 9, 1997, Ernst & Young LLP ("Ernst & Young") resigned as auditors of the Company.The report of Ernst & Young on the Company's financial statements for the year ended December 31, 1996 stated that the Company's financial statements had been prepared assuming that the Company would continue as a going concern, but contained an uncertainty paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern based upon the deficiency in working capital and recurring operating losses, without any committed sources of equity capital.

In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1996, and in the subsequent interim period, there were no disagreements between Ernst & Young and the
 Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make reference to the matter in their report.

Ernst & Young issued a material weakness letter to the Company for the year ended December 31, 1996 due to internal control deficiencies in the following areas: recording of accounts payable, assessing the allowance for doubtful accounts, and ensuring proper sales cut-offs.

The Company has requested Ernst & Young to furnish a letter addressed to the Commission stating whether it agrees with the above statements, and Ernst & Young has confirmed its agreement by letter. With the agreement by Olajuwon Venture Capital Inc. to invest $3.8 million in the Company,
Management now believes that there is no longer a risk regarding the Company's ability to continues as going concern. Management also has implemented steps to eliminate the deficiencies noted by Ernst & Young and is engaged in a complete reorganization of the management and operation. Ernst & Young was neither advised nor consulted with respect to the steps by management to correct the noted deficiencies and to reorganize the Company and the statements regarding the investment by Olajuwon Venture Capital Inc,. and the letter confirming its agreement with the above statements made no reference to such matters.

(b) Exhibits

   Exhibit No.		Description of Exhibit

      1				Former 8K filed May 9, 1997












Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


													3D IMAGE TECHNOLOGY, INC.


        May 20, 1997
Date												ALLEN LO
													Chairman and Chief Executive Officer

     May 20, 1997
Date												SUNNY IP
													Director and Treasurer




































        UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 8-K

                Current Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


       Date of Report (Date of earliest event reported) MAY 9, 1997


                                 3D IMAGE TECHNOLOGY, INC.
                                 -------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

    Delaware                             33-27627                 76-0265438
---------------                          ------------        ----------------

  (State or Other                  (Commission            (I.R.S. Employer
    Jurisdiction                  File Number)        Identification No.)
 of Incorporation)


  5172-G Brook Hollow Parkway, Norcross, Georgia           30071
  -------------------------------------------------------------      -------
    (Address of Principal Executive Offices)                        (Zip Code)


                                 (770) 416-8848
                                 -------------------
               Registrant's telephone number, including area code


          (Former Name or Former Address, If Changed Since Last Report)







ITEM 4.   CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT

On May 9, 1997, Ernst & Young LLP ("Ernst & Young") resigned as auditors of the Company.
The report of Ernst & Young on the Company's financial statements for the year ended December 31, 1996 stated that the Company's financial statements had been prepared assuming that the Company would continue as a going concern, but contained an uncertainty paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern based upon the deficiency in working capital and recurring operating losses, without any committed sources of equity capital.

In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1996, and in the subsequent interim period, there were no disagreements between Ernst & Young and the
Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young would have caused
Ernst & Young to make reference to the matter in their report.

Ernst & Young issued a material weakness letter to the Company for the year ended December 31, 1996 due to internal control deficiencies in the following areas: recording of accounts payable, assessing the allowance for doubtful accounts, and ensuring proper sales cut-offs.

The Company has requested Ernst & Young to furnish a letter addressed to the Commission stating whether it agrees with the above statements.
 A copy of that letter dated May 9, 1997 is filed as Exhibit 1 to this Form 8-K.


ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS

         (b)  Exhibits.

                Exhibit No.         Description of Exhibit

                   1              Letter from Ernst & Young LLP to the
                                    Securities and Exchange Commission







                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 3D Image Technology, Inc.
                                 --------------------------------
                                             (Registrant)


Date:  May 9, 1997                   /s/ALLEN LO
                                                 --------------------
                                                 ALLEN LO
                                                 Chairman and Chief Executive
				 Officer

Date: May 9, 1997                  /s/ SUNNY IP
                                                --------------------
                                                 SUNNY IP
                                                 Director and Treasurer






                       EXHIBIT INDEX

EXHIBIT NO.                 DESCRIPTION OF EXHIBIT

            1              Letter from Ernst & Young LLP to the
                            Securities and Exchange Commission











                                     ERNST &
                                      YOUNG

                                                   Ernst & Young LLP
                                                   Suite 2800
                                                   600 Peachtree Street, N.E.
                                                   Atlanta, GA 30308-2215
                                                   404 874-8300
May 9, 1997

Office of the Chief Accountant
SECPS Letter File
Securities and Exchange Commission
Mail Stop 9-5
450 Fifth Street, N.W.
Washington, D.C.  20549

We have read Item 4 included in the attached Form 8-K dated May 9, 1997 of 3D Image Technology, Inc. to be filed with the Securities and Exchange
 Commission and are in agreement with the statements contained therein.

Very truly yours,

/s/ Ernst & Young LLP





Copy to:     Mr. Allen Lo, 3D Image Technology, Inc.