Form 10-Q
period 1997-03-31
3D IMAGE TECHNOLOGY INC /GA/
filed 1997-05-22
CIK 847394

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



                              		          March 31,            December
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

The Company has requested Ernst & Young to furnish a letter addressed to the Commission stating whether it agrees with the above statements, and Ernst & Young has confirmed its agreement by letter. With the agreement by Olajuwon Venture Capital Inc. to invest $3.8 million in the Company,
Management now believes that there is no longer a risk regarding the Company's ability to continues as going concern. Management also has implemented steps to eliminate the deficiencies noted by Ernst & Young and is engag consulted with respect to the steps by management to correct the noted deficiencies and to reorganize the Company and the statements regarding the investment by Olajuwon Venture Capital Inc,. and the letter confirming its agreement with the above statements made no reference to such matters.

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