Form 10QSB
period 1997-06-30
3D IMAGE TECHNOLOGY INC /GA/
filed 1997-07-09
CIK 847394

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended
June 30, 1997                                    Commission File
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

                     YES XXX         NO _____

29,682,788 COMMON SHARES WERE OUTSTANDING AS OF JUNE 30, 1997

                              INDEX


Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
     as of June 30, 1997 and December 31, 1996   . . . . . . .  1

Condensed Consolidated Statements of Operations
     three months ended June 30, 1997 and 1996;
     six  months ended June 30, 1997 and 1996  . . . . . . . . .3

Condensed Consolidated Statements of Cash Flows
     six months ended June 30, 1997 and 1996   . . . . . . . .  4

Notes to Condensed Consolidated Financial Statements June 30,
1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Item 2.   Management's Discussion and Analysis of Financial
Condition
               and Results of Operations          . . 7


Part II.   Other Information

Item 1.   Legal Proceedings           .   10

Item 2.   Change In Securities         . . 11

Item 3.   Defaults upon Senior Securities  . . . . . . . . . . 12

Item 4.   Submission of Matters to a Vote of Security Holders           .12

Item 5.   Other Information               .12

Item 6.   Exhibits and Reports on Form 8-K        . .12


Signatures







             3D Image Technology, Inc. and Subsidiary


              Condensed Consolidated Balance Sheets


                                    June 30,        December 31
                                      1997             1996

                                    (Unaudited)          (Note)
ASSETS

Current assets:
   Cash and cash equivalents                 $   54,644  $    55,138
   Accounts receivable, net                     467,039    1,339,228
   Other Receivable                             872,070   ----------
   Inventories                                  804,076    1,813,976
   Prepaid expenses and other current assets     87,857       72,147

Total current assets                          2,285,686    3,280,489



Property and equipment, at cost:
   Machinery and equipment                    1,911,149    2,094,973
   Leasehold improvements                        19,403       16,514
   Furniture and fixtures                        20,382       19,807
                                              1,950,934    2,131,294

Less accumulated depreciation                  (655,480)    (541,490)
Net property and equipment                     1,295,454    1,589,804
Patents                                        3,145,428   ----------

Total assets                                  $6,726,568   $4,870,293



Note:
The balance sheet at December 31, 1996 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

            3D Image Technology, Inc. and Subsidiary

              Condensed Consolidated Balance Sheets



                                     June30              December 31
                                      1997                   1996

                                   (Unaudited)              (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Promissory note in default            $3,000,000            $3,000,000
   Trade accounts payable                 1,036,865               816,251
   Payable to affiliates                    851,671               428,104
   Accrued liabilities                      372,119               285,594
   Other current liabilities                140,324           -----------
Total current liabilities                 5,400,979             4,529,949
Shareholders' equity:
   Preferred stock, par value $.001 per share:
      Authorized - 5,000,000 shares
      Issued and outstanding - none
   Common stock, par value $.001 per share:
      Authorized - 35,000,000, shares
      Issued and outstanding - 29,682,788(including
      1,492,538 shares of redeemable common stock)   28,190         19,625
   Additional paid in capital                    10,048,010      5,806,510
   Accumulated deficit                           (4,647,611)    (3,698,804)
   Less: Receivables from affiliates             -----------    (1,786,987)
   Less: Subscription Receivable                 (4,103,000)    -----------

Total shareholders' equity                         1,325,589        340,344

Total liabilities and shareholders' equity        $6,726,568     $4,870,293

See notes to condensed consolidated financial statements.


               3D Image Technology, Inc.

    Condensed Consolidated Statements of Operations
                     (Unaudited)

                                Three Months Ended        Six Months Ended
                                    June 30                  June 30
                                1997        1996        1997        1996
Net Revenue:
Print Material           $    21,033      $81,528     $52,331     $177,325
Cameras                      520,527      641,253     727,707    1,251,018
Printer Processors         ---------      113,087   ---------      633,875
Print Development            317,694      231,606     604,200      398,506

Total Net Revenue            859,254    1,067,474   1,384,238    2,460,724

Cost of Sales
   Print Material               10,594    47,268      30,906     103,260
   Cameras                     232,442   457,656     351,239     886,603
   Printer Processors         --------    67,852   ---------     358,834
   Print Development           297,573   165,119     468,732     315,645

Total Cost of Sales            540,609   737,895     850,877   1,664,342

Gross Margin                   318,645   329,579     533,361     796,382

Operating Expenses
Selling Expense             121,603     157,159     228,853      417,722
Research and Development      9,016     103,360      81,767      210,103
General and Administrative  397,941     454,042     842,724      947,618
Total Operating expenses    528,560     714,561   1,153,344    1,575,443

Operating Loss             -209,915    -384,982    -619,983     -779,061
Net Interest Expens         -93,765     -33,578    -192,636      -68,583

Net Loss                  $-303,680   $-418,560   $-812,619     $847,644

Net loss per share       $    - .01   $   - .02   $   - .02   $    - .04

Weighted avg. shares outst.21,117,788 19,625,000  23,057,926  19,625,000

See notes to condensed consolidated financial statements.
                   3D Image Technology, Inc.
        Condensed Consolidated Statements of Cash Flows
                           (Unaudited)


                                                    Six Months Ended;
                                                         June 30

OPERATING ACTIVITIES                                  1997         1996

Net Loss                                           $-812,620    $-847,644
Adjustments to reconcile net income/(loss),
to net cash used in operating activities:
   Depreciation                                      113,992      112,205
   Changes in operating assets and liabilities:
      Accounts Receivable                            872,189     -153,991
      Inventories                                  1,009,900       40,993
      Prepaid expenses and other                    -887,780      -35,881
      Accounts payable and accrued expenses          303,096   -1,028,884
      Other liabilities and unearned revenue         567,933     -213,421

Net cash (used) provided by operating activities   1,166,710   -2,126,623

INVESTING ACTIVITIES
Acquisition of patents, Note E                    -3,145,428    ---------
Disposition of property and equipment, Note E        180,360    ---------
Purchase of property and equipment                  ---------      -96,056
Net cash used in investing activities              -2,965,068      -96,056

FINANCING ACTIVITIES
Proceeds from promissory note payable              ---------    3,000,000
Proceeds from common stock                         ---------    1,175,500
Net increase in paid in capital, Note C             4,241,500   ----------
Common stock subscription, Note C                  -4,103,000   ----------
Issuance of common stock                                8,565   ----------
Net increase in receivable from affiliate           1,650,799   -1,186,852

Net cash used in financing activities               1,797,864    2,988,648

(Decrease) or Increase in cash                           -494      765,969
Cash, beginning of period                              55,138      360,571
Cash, end of period                                   $54,644   $1,126,540

See notes to condensed consolidated financial statements.

                    3D Image Technology, Inc.

       Notes to Condensed Consolidated Financial Statements


Note A - Basis of  Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the 3D Image Technology, Inc. annual report on Form 10-K for the year ended December 31, 1996.

Note B - Inventories

The components of inventory consist of the following:
                                          June 30      December 31
                                           1997          1996

      Finished goods:
      Consumer cameras              $          43,411        $108,249
      Printer processors                     --------         271,126
      Print material                          760,665         684,127
      Raw material and component parts      ---------         750,474
                                             $804,076      $1,813,976

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

On May 20, 1997, Olajuwon Venture Capital, Inc. of Houston, Texas, executed a Subscription Agreement for 8,500,000 shares of common stock of the Company for a total of $4,250,000. A promissory note for $4,250,000 was executed and delivered to the Company on May 20, 1997 and the subscribed shares have been issued. The promissory note is secured by the shares issued to Olajuwon Venture Capital, Inc. and is payable in installments over the next seven months, with the full balance due on or before December 31, 1997.

Note D - Contingent Matters

Included in accounts payable at June 30, 1997 is approximately $615,000 payable to a vendor for print material. This balance is past due and accrues interest at the rate of 24% per annum, beginning on June 1, 1996, payable monthly. For the three months ended June 30, 1996 and 1997, interest paid and incurred on such indebtedness totaled approximately $34,000 and $36,000, respectively.

The Company is a named defendant in a legal proceeding filed by a former employee of the former parent of the Company and a Dutch corporation in which that former employee is a shareholder. The litigation arises out of a proposed acquisition of the Dutch corporation by the former parent of the Company in July 1995. Management of the Company does not believe that such actions will result in material adverse judgments against the Company and has obtained an opinion of counsel to that effect.

Note E - Corporate Restructuring

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

Ernst & Young issued a material weakness letter to the Company for the year ended December 31, 1996 due to internal control deficiencies in the following areas: recording of accounts payable, assessing the allowance for doubtful accounts, and ensuring proper sales cut-offs.With the agreement by Olajuwon Venture Capital Inc. to invest $4.3 million in the Company, Management now believes that there is no longer a risk regarding the Company's ability to continue as going concern. Management also has implemented steps to eliminate the deficiencies noted by Ernst & Young and has completed a reorganization of its management and operations.

As part of the restructuring of the Company in May 1997, the Company exchanged certain fixed assets located in Hong Kong and China, primarily, the manufacturing assets, four printer processors held in inventory, a portion of its print material inventories and an outstanding intercompany receivable of approximately $2.2 million owed to the Company, for certain fixed assets located in Atlanta, primarily the photo finishing laboratory and digital assets, and all of the 3D photographic patents held by its former parent.

In addition, Image Technology International (Far East) Ltd., purchased the raw materials inventory of the Company located in Hong Kong for $755,000, which is reflected as a receivable. This receivable will be collected as an offset to amounts due by the Company in the future for cameras and printer processors manufactured for the Company by Image Technology International (Far East) Ltd.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

In the first six months of 1997, the Company increased print development sales. Print material sales were approximately the same percentage as compared to the first quarter of 1996. Sales by product type in 1997 as compared to 1996 were as follows:


Revenues                 1997       %           1996            %

Print Materials       $  52,331     4%         177,325         7%
Cameras               $ 727,707    53%       1,251,018        51%
Printer Processors     ---------  ------       633,875        26%
Print Development      $604,199    44%         398,506        16%



Total sales decreased by $1,077,000 to approximately $1,384,000 for the six months ended June 30, 1997, from approximately $2,461,000 for the six months ended June 30, 1996. This decrease was the result of the sale of eight printer processors in the second quarter of 1996, which was not repeated in the second quarter of 1997, and a decrease in camera sales, which was a direct result of reduced marketing expenditures due to working capital shortages.

Cost of sales decreased by approximately $813,000 from approximately $1,664,000 for the six months ended June 30, 1996, to approximately $851,000 for the six months ended June 30, 1997.
This decrease was directly related to the decrease in printer processors and camera sales.

Gross margins on revenues decreased from approximately $796,000 for the six months ended June 30, 1996 to approximately $533,000 for the six months ended June 30, 1997, as the Company sold fewer cameras and printer processors in the second quarter of 1997 compared to the second quarter in 1996. The gross margin percentage for the six months ended June 30, 1997 was 39% as compared to 32% for the six months ended June 30, 1996.

Selling expenses decreased from approximately $418,000 for the six months ended June 30, 1996, to approximately $229,000 for the six months ended June 30, 1997. General and Administrative expenses decreased from approximately $948,000 for the six months ended June 30, 1996 to approximately $843,000 for the six months ended June 30, 1997.

Selling expenses as a percentage of net sales were approximately 15% and 23% for the three and six month periods ended June 30, 1997, as compared to 19% and 26% for the comparable periods of 1996. Selling expenses have continued to decline as a percentage of net sales as a result of the Company's cost reduction program.


Research and development expenses were approximately $82,000 for the six months ended June 30, 1997, or 6% of total revenues, as compared to approximately $210,000 for the six months ended June 30, 1997, or 9% of total revenues. The significant reduction in research and development expenses are a result of the business restructuring. No additional product research or development work is expected for the remainder of the fiscal year 1997.

Interest expense was up in 1997 due primarily to the interest on the $3,000,000 promissory note and interest paid on a past due accounts payable .

The net loss decreased by approximately $35,000 from approximately $848,000 to approximately $813,000 for the six months ended June 30, 1996 and 1997, respectively. The decrease in the 1997 loss as compared to 1996 is primarily a result of a decrease in sales, netted against a decrease in selling, research and development, and general and administrative expenses, and increases in interest expense.

Receivables from affiliates decreased in the second quarter of 1997 due to the business resctructuring agreement.

Accounts payable increased by approximately $220,000 from approximately $816,000 for the year ended December 31, 1996 to approximately $1,036,000 for the six months ended June 30, 1997. Payables to affiliates was $852,000 for the six months ended June 30, 1997, and $428,000 for the year ended December 31, 1996 due to the purchase of print material from the Company's affiliate in Japan.

Liquidity and Sources of Capital

Cash provided by operations during the period ended June 30, 1997 totaled approximately $1,167,000 as compared to cash used by operations for the period ended December 31, 1996 totaling approximately $2,340,000.

On January 30, 1996, the Company executed a letter of intent with an Asian investor (the "Investor"), providing for equity financing in an amount up to $20 million. On February 6, 1996, the Company received $3 million as part of this financing agreement, and in exchange issued 1,492,537 common shares at a price of $2.01 per share. The initial funding agreement (the "Agreement") provided for a 90 day due diligence period, ending May 6, 1996, at the conclusion of which, the Investor would determine whether to contribute an additional $17 million for an additional 8,457,711 shares of common stock. On May 21, 1996, the Company and the Investor amended certain sections of the Agreement and extended the due diligence period 90 days. If the Investor then determined not to make an additional investment, the Company, pursuant to the Investor's exercise of the Put Right provisions of Section 11 of the Agreement, agreed to redeem such initial $3 million investment. If not redeemed in cash, such amount was to be converted to a promissory note secured by certain assets of the Company, and the former parent, due 120 days thereafter, with interest thereon at prime plus 2%. The investor determined not to make the additional investment and, as agreed, the shares were redeemed for a promissory note for $3 million, secured by fixed assets of the Company and its former parent, as well as the shares. After several extensions of the due date of the promissory note, the Investor called the note
and the $3 million note is reflected as past due.   Management
continues to work with the Investor regarding this liability.

On May 20, 1997, the Company entered into a restructuring of the management and operations of the Company and accepted an investment of $4.25 million in the Company by Olajuwon Venture Capital, Inc. of Houston, Texas. Under the restructuring plan, the Company terminated its direct manufacturing operation previously conducted in China and in the future will contract with independent camera manufacturers to manufacture cameras for the Company, at an expected substantial savings to the Company. Initially, the Company will contract with Image Technology International (Far East), Ltd., a former subsidiary of the former parent of the Company which had acted as manager of the Company's manufacturing facilities. Image Technology International (Far
East), Ltd., is now controlled by certain former executives of the Company. The Company has negotiated a fixed delivered price per camera and no longer directly supports the China manufacturing operations, which had contributed a substantial portion of the Company's operating losses in the past.
Management anticipates substantial savings from this restructure
 . This operational savings, together with further reductions in operating costs in Europe and United States, are expected to return the Company to profitable status by the end of the year. The new investment by Olajuwon Venture Capital Inc. of $4.25 million for 8.5 million shares of common stock of the Company, will be contributed in installments as needed for operations over the remainder of the year, with the total investment contributed by December 31,1997 pursuant to the promissory note executed by Olajuwon Venture Capital, Inc. secured by the common stock issued to it.

In conjunction with the restructuring of the Company and the investment by Olajuwon Venture Capital, Inc., Image Technology International, Inc., the former parent of the Company, granted Olajuwon Venture Capital, Inc. an option to acquire 6,500,000 shares of the Company's common stock held by it for a period of two years at an option price of $0.75 per share, and gave Olajuwon Venture Capital, Inc. an irrevocable proxy to vote the option shares during the two year term of the option. The option terminates automatically in the event that the promissory note for the 8.5 million shares of stock in the Company is not paid in full by Olajuwon Venture Capital, Inc. by December 31, 1997. As a result of the additional investment in the Company and the option arrangement, Olajuwon Venture Capital, Inc. has acquired control of the company.

On completion of the restructuring of the Company on May 20, 1997, Allen K. W. Lo, former Chairman and President of the Company, and Sunny Ip, former Director and Vice President of the Company, resigned. Akinola Olajuwon, President of Olajuwon Venture Capital, Inc., became a Director and Chairman of the Company and Bruce Herstowski, formerly Vice President of Sales and Marketing, was elected a Director and President. Subsequently, the Board of Directors was increased by the addition of James T. Rash of Houston, Texas, a Director of Laidlaw Holdings, Inc. a Wall Street investment banking firm, and a director of several other companies; Donald Franz, of Bonita Springs, Florida, Publisher of Photofinishing News, and Breck McKinley, an independent investment consultant of Los Angeles, California, as Directors of the Company.

On July 2, 1997, the Company entered into a two year endorsement agreement with Hakeem, Inc. for the endorsement and sponsorship of the Company's products by Hakeem Olajuwon. As consideration for the endorsement agreement, Hakeem, Inc. received a warrant for the purchase of 300,000 shares of the Company's common stock at a price of $1.00 per share and a second warrant for an additional 300,000 shares at a price of $1.50 per share. Each warrant continues for the term of the endorsement contract.

Total sales for the second quarter, and for the six months ending June 30, 1997, decreased substantially over the comparable periods for 1996, although a reduction in unit cost of sales resulted in a smaller decrease in gross margin. This reduction in sales reflects the substantial decrease in direct selling efforts in the United States during the first half of 1997 due to the Company's working capital deficit, and the elimination of any significant sales in Asia, as the Company engaged in the restructuring which terminated the Company's direct involvement in the Asian market.

Camera sales for July 1997 to date exceed $400,000, based on current orders, which compares to total camera sales of $520,527 for the entire second quarter of 1997. This increased sales activity together with additional savings in manufacturing costs over those incurred in the second quarter, while the Company was still supporting the China manufacturing facility, should go a long way to establish profitable operations in the third quarter.



Part II.   Other Information

Item 1.   Legal Proceedings

On February 21, 1997, Image Technology International, Inc., former parent of the Company, filed a Declaratory Judgment action in Superior Court of Gwinnett County against Andrew Joel, ND3D B.V., Ruud Kallenbach and Marc Wolters, to establish that an Acquisition and Cooperation Agreement dated June 21, 1995 between Image Technology International, Inc., ND3D BV and ElectroGig Netherlands BV was not an enforceable contract and that the terms of the agreement had never been satisfied. That Agreement had proposed that Image Technology International, Inc. acquire either the assets or the stock of ND3D, with the form of the acquisition to be determined at a later date, after a detailed list of the assets of ND3D was provided. The Agreement also proposed the formation of a joint marketing and distribution venture with ElectroGig and the delivery to Image Technology of 500 copies of new ElectroGig 3D software, represented to have a retail value of
$10,000 per copy.   The Company was not a party to the June 1995
Agreement or the contemplated transaction, had no part in its negotiation, and received no assets, consideration, or other benefit from either ND3D or ElectroGig.

On February 27, 1997, one day before a scheduled hearing on Image Technology's request for a temporary restraining order, Mr. Wolters removed the case from the state court to the federal court in Atlanta on the theory that, as a Dutch court appointed administrator of the ElectroGig bankruptcy estate, he was a "sovereign foreign state". Simultaneously, ND3D BV filed a separate action in the Atlanta federal court seeking unspecified damages, including delivery of the Image Technology International, Inc. shares provided for in the expired Agreement and damages for alleged delivery by ND3D of its assets to Image Technology without compensation. The new lawsuit named Image Technology International, Inc., the Company, Allen Lo, former President of the Company, and Robert Hipple, Secretary of the Company, as defendants, although only Image Technology International, Inc. was a party to the expired Agreement on the basis of which ND3D filed its suit, and only Image Technology International, Inc. allegedly received any benefit from the relationship with ND3D. All of the named defendants in the second action, including the Company, filed a Motion to Dismiss the case on multiple grounds, including failure to state a cause of action and lack of jurisdiction in the federal court. That Motion is still pending along with a Motion to Remand the original case filed by Image Technology International, Inc., seeking to return the case to the State court so that Image Technology can pursue its declaratory judgment that the June 1995 Agreement, on which ND3D is claiming recovery, is null and void.


The Company has obtained an opinion of independent counsel that the claim by ND3D against the Company is completely without merit and appears to have been filed against it primarily as leverage in an attempt to extort a settlement from its former parent, Image Technology International, Inc. The Company intends to vigorously defend against the unsupported claims of ND3D and will pursue frivolous litigation damages against ND3D, Joel, and their respective legal counsel, once the claims against the Company have been dismissed.

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

On May 16, 1997, Olajuwon Venture Capital, Inc. executed a subscription agreement for 8.5 million new shares for a total consideration of $4.25 million payable in full by December 31, 1997. The new shares have been issued to Olajuwon Venture Capital, Inc. in return for a promissory note in the amount of $4.25 million due December 31, 1997, secured by a pledge of the new shares.

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

Ernst & Young issued a material weakness letter to the Company for the year ended December 31, 1996 due to internal control deficiencies in the following areas: recording of accounts payable, assessing the allowance for doubtful accounts, and ensuring proper sales cut-offs. The form 8K was subsequently amended on June 26, 1997 as a result of a request by the Commission for additional information.

The Company has requested Ernst & Young to furnish a letter addressed to the Commission stating whether it agrees with the above statements, and Ernst & Young has confirmed its agreement by letter. With the agreement by Olajuwon Venture Capital Inc. to invest $4.3 million in the Company, Management now believes that there is no longer a risk regarding the Company's ability to continue as going concern. Management also has implemented steps to eliminate the deficiencies noted by Ernst & Young and has completed a reorganization of its management and operations. Ernst & Young was neither advised nor consulted with respect to the steps by management to correct the noted deficiencies and to reorganize the Company and the statements regarding the investment by Olajuwon Venture Capital Inc,. and the letter confirming its agreement with the above statements made no reference to such matters.


(b) Exhibits

    Exhibit No.    Description of Exhibit

      1          Former 8K filed May 9, 1997
  2      Amended Form 8K June 26, filed 1997















Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized officers.




                                3D IMAGE TECHNOLOGY, INC.


     July 9, 1997

Date                            BRUCE HERSTOWSKI
                                Chairman and Chief Executive
Officer

     July 9, 1997

Date                            GRACE M. WILLIAMS,CPA

Controller






























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

                              AMENDED  FORM 8-K

                  Current Report Pursuant to Section 13 or 15(d) of
                            the Securities Exchange Act of 1934


    Date of Report Original 8-K (Date of earliest event reported)
MAY 9, 1997
             Date of Report this amended 8-K June 23, 1997

                                   3D IMAGE TECHNOLOGY, INC.

-------------------------------------------
                     (Exact Name of Registrant as Specified in
Its Charter)

    Delaware                             33-27627
76-0265438
---------------                          ------------
----------------

  (State or Other                  (Commission
(I.R.S. Employer
    Jurisdiction                      File Number)
Identification No.)
 of Incorporation)


  5172-G Brook Hollow Parkway, Norcross, Georgia           30071

 ----------------------------------------------           -------

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

In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1995 and December 31, 1996, and in the subsequent interim period, there were no disagreements between Ernst & Young and the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young would have caused Ernst
& Young to make reference to the matter in their report.

Ernst & Young issued a material weakness letter to the Company for the year ended December 31, 1996 due to internal control deficiencies in the following areas: recording of accounts payable, assessing the allowance for doubtful accounts, and ensuring proper sales cut-offs.

The material weakness letter to the Company identified an internal control deficiency in the recording of accounts payable due to the company's failure to record all vendor invoices when the invoices were received , and the company's recording of invoices without considering the applicable period for matching purposes. As a result, approximately $336,000 in accounts payable had not been accrued for the year ending December 31, 1996 when Ernst & Young began its audit procedures. The accounts payable were properly accrued in the audited financial statements of the Company as reported in the Company's Form 10K for the fiscal year ended December 31, 1996, in accordance with Ernst & Young's comments.

Ernst & Young's material weakness letter to the Company also identified an internal control deficiency in assessing the allowance for doubtful accounts, because the company did not have formal procedures in place for such an analysis on an on-going basis. As a result, an additional reserve of $100,000 was recorded for the fiscal year ended December 31, 1996 associated with the company's Asian customer base.

Finally, the material weakness letter identified internal control deficiencies relating to ensuring proper sales cut-offs. This deficiency resulted from incorrect reporting of a significant transaction occurring near the end of the fiscal year, due primarily to communication problems between the company and its Asian affiliate. As a result, approximately $300, 000 of the sales transaction was appropriately reversed and not reported on the Company's audited financial statements for the fiscal year ended December 31, 1996, included in the Company's Form 10KSB for that period.

No committee of the Board of Directors of the Company discussed these internal control deficiencies with Ernst & Young, as the company does not have an audit committee. On May 9, 1997 Ernst & Young communicated the material weekness to a majority of the Board of Directors at that time and to the current president of the Company, Mr. Bruce Herstowski. The Company has authorized Ernst & Young to respond fully to any inquiries of the Company's new auditors regarding these deficiencies, although the Company has not yet identified or engaged a successor accounting firm. To the best knowlodge of management of the Company, there have been no transaction or events in the current year similar to those described in Ernst & Young's material weakness letter.

The Company has requested Ernst & Young to furnish a letter within ten business days from the date of this filing addressed to the Commission stating whether it agrees with the above statements, and, if not, stating the respects in which it does not agree.

SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             3D Image Technology,Inc.
                                         --------------------------------

(Registrant)

Date: June 26, 1997                             /s/ Bruce
Herstowski
                                             --------------------

       President